Form 10-Q
period 1996-03-31
DIALOGIC CORP
filed 1996-05-14
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

     Commission file number:  33-59598

                              DIALOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

           New Jersey                                         22-2476114
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                                  1515 Route 10
                          Parsippany, New Jersey 07054
           (Address of principal executive office, including zip code)

                                  201-993-3000
              (Registrant's telephone number, including area code)

    -------------------------------------------------------------------------
Former name, former address and former fiscal year,if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]    No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At March 31, 1996, there were 15,547,836 shares of Common Stock, no par value, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                  Page Number

Part I.     Financial Information

      Item 1.     Financial Statements

      Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995 (Unaudited)

      Consolidated Statements of Income for the Three
      Months Ended March 31, 1996 and 1995 (Unaudited)

      Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 1996 and 1995 (Unaudited)

      Notes to Consolidated Financial       Statements (Unaudited)


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   Other Information

      Item 1.     Legal Proceedings

      Item 6.     Exhibits and Reports on Form 8-K

      Signatures

Item 1.  Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)
                                                                                 March 31,        December 31,
ASSETS                                                                              1996             1995
CURRENT ASSETS:
     Cash and cash equivalents                                                $  4,733               $ 5,987
     Short term investments                                                     34,859                24,689
     Convertible note, options and shares recorded at fair market value         13,995                12,777
     Accounts receivable (net of allowance for doubtful
        accounts of $1,065 in 1996 and $894 in 1995)                            24,844                25,727
     Inventory                                                                  28,234                23,969
     Deferred income taxes                                                       3,221                 3,067
     Other current assets                                                        4,639                 3,175
            Total current assets                                               114,525                99,391

PROPERTY AND EQUIPMENT - Net                                                    16,517                15,126
DEPOSITS AND OTHER ASSETS                                                        2,696                 2,845
                                                                               _______               _______
TOTAL ASSETS                                                                  $133,738              $117,362
                                                                               =======              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                              $  9,274               $ 9,232
Accrued expenses                                                                 7,528                 6,284
Taxes payable                                                                    3,289                   915
Deferred income taxes                                                            5,948                 5,320
Current maturities of long-term liabilities                                        315                   595
                                                                                _______               ______
      Total current liabilities                                                 26,354                22,346

LONG-TERM LIABILITIES                                                            2,431                 2,259

SHAREHOLDERS' EQUITY:
Preferred stock, no par value--10,000,000 shares authorized; none issued:
Common stock, no par value--60,000,000 shares authorized;
     15,547,836 and 15,491,965 shares outstanding, respectively                    200                   199
Additional paid-in capital                                                      39,585                38,697
Retained earnings                                                               57,335                46,723
Unrealized gains/losses on available for sale securities                         7,668                 6,765
Cumulative translation adjustment                                                  165                   373
                                                                                _______              _______
          Total shareholders' equity                                           104,953                92,757
                                                                               _______               _______
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $133,738              $117,362
                                                                              ========              ========



                 See Notes to Consolidated Financial Statements


                      DIALOGIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          Three months ended
                                                             March 31,

                                                              1996              1995

REVENUES                                                     $ 48,732          $ 35,812

COSTS AND EXPENSES:
     Cost of goods sold                                        19,751            14,336
     Research and development expenses                          8,877             6,637
     Selling, general and administrative expenses              13,483            10,685
     Merger costs                                                 ---             1,294
     Interest expense                                               3                 7
     Interest income                                             (757)             (426)
     Realized (gains)/losses on available for sale securities  (9,245)               (9)
                                                               _______           _______
          Total costs and expenses                             32,112            32,524
                                                               ______            ______
INCOME BEFORE PROVISION FOR
     INCOME TAXES                                              16,620             3,288
PROVISION FOR INCOME TAXES                                      6,008             1,238
                                                               ______             _____
NET INCOME                                                    $10,612           $ 2,050

Income Per Share                                              $   .65           $   .13
                                                              _______           _______
Shares used in the calculation of income per share             16,256            15,980
                                                               ______            ______







                 See Notes to Consolidated Financial Statements


                      DIALOGIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  1996               1995
     Net income                                                                       $10,612           $2,050
     Adjustments to  reconcile  net  income to net cash
          provided  by  operating activities:
          Depreciation and amortization                                                 1,225            1,048
          Provision for inventory obsolescence                                            215              (29)
          Provision for bad debts                                                         218              197
          Tax benefit from exercise of stock options                                      434            1,056
          Minority interest                                                                 9              ---
          Compensation expense on issuance of options below fair market value             ---              608
          Deferred income taxes                                                          (157)            (112)
          Deferred rent                                                                   162              140
          Non-cash interest income                                                      (318)              ---
          Realized (gains)/losses on available for sale securities                    (9,245)               (9)
          Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable                                  665           (1,650)
              Increase in inventory                                                   (4,480)           (1,478)
              Increase in other current assets                                        (1,464)             (775)
              Increase (decrease) in accounts payable                                      42              (17)
              Increase in accrued expenses                                              1,243               426
              Increase (decrease) in taxes payable                                      2,374              (311)
              Other                                                                      (93)               469
                                                                                        ______            _____
                  Net cash provided by operating activities                             1,442             1,613
                                                                                        ______            _____

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (2,616)            (2,385)
     Purchases of available for sale securities                                      (27,848)            (3,000)
     Proceeds from sale of available for sale securities                              27,592                161
     Other                                                                               ---                378
                                                                                      _______             ______
         Net cash used in investing activities                                        (2,872)            (4,846)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                                   (30)              (45)
     Repayments of current maturities                                                    (250)              ---
     Proceeds from short-term borrowings                                                  500               ---
     Repayments on short-term borrowings                                                 (500)              ---
     Exercise of stock options                                                            164               329
     Issuance of common stock                                                             292               ---
     Repayments of note receivable for stock                                              ---               285
            Net cash provided by financing activities                                     176               569
                                                                                       _______           ______
NET DECREASE IN CASH AND  CASH EQUIVALENTS                                             (1,254)           (2,664)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                           5,987             8,281
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 4,733           $ 5,617
                                                                                      =======           =======
                                                                                                    (continued)


                      DIALOGIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


 Three Months Ended March 31,
                                                       1996                1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                        $     19          $        7
                                                     _______           _________
    Income taxes                                    $  3,769          $      435
                                                    ========          ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Unrealized gains/losses on
     available for sale securities                 $     903          $      422
                                                   =========          ==========



























                 See Notes to Consolidated Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The 1996 and 1995 financial statements have been prepared by Dialogic Corporation (the "Company" or "Dialogic") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

     2. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures in annual financial statements of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

3.     Inventory consisted of the following (in thousands):

                                                 March 31,          December 31,
                                                  1996                    1995
                                              ___________            ___________
       Raw materials                          $  14,237                 $ 11,900
       Work-in process                            3,000                    2,784
       Finished goods                            10,997                    9,285
                                                 ______                   ______
                                              $  28,234                 $ 23,969
                                              =========                 ========






                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.     Results of Operations

       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of income.

                                                          Three Months Ended
                                                              March 31,
                                                          ______________________
                                                           1996           1995
                                                         100.0%          100.0%
     Revenues
     Cost and expenses:
       Cost of goods sold                                 40.5             40.0
       Research and development expenses                  18.2             18.5
       Selling, general and administrative expenses       27.7             29.9
       Merger costs                                       ---               3.6
       Interest expense (income) - net                    (1.5)           (1.2)
         Realized (gains)/losses on available
            for sale securities                          (19.0)             ---
     Income before provision for income taxes             34.1              9.2
     Provision for income taxes                           12.3              3.5
     Net income                                           21.8%             5.7%
                                                          =====           ======

       The following table sets forth, for the periods indicated, the percentage
       increase  of  certain  items  included  in  the  Company's   consolidated
       statements of income.

                                              Three Months Ended March 31, 1996
                                                        Compared With
                                              Three Months Ended March 31, 1995
                                              _________________________________
Revenues                                                   36.1%
Costs and expenses:
     Cost of goods sold                                    37.8
     Research and development expenses                     33.8
     Selling, general and administrative expenses          26.2
      Merger costs                                         NSM(1)
      Interest expense (income) - net                      80.0
      Realized gains/losses on available
          for sale securities - net                        NSM(1)
Income before provision for income taxes                  405.5
Provision for income taxes                                385.3
Net income                                                417.7


     (1)   Not statisically meaningful

The Company's revenues increased by 36% during the first quarter of 1996. These revenue gains were attributable to the sales of several new products, design "wins" during 1995 that resulted in shipments to new customers during 1996 and increased unit sales of existing products to new and existing customers. During the first quarter of 1996, sales growth was especially strong in the Company's domestic markets. The following table allocates the Company's revenues between domestic and international markets for the periods presented:

                                                     Three Months Ended
                                                           March 31,
                                                     ____________________
                                                     1996            1995
                                                         (In millions)
Domestic:
     Amount                                       $34,219          $24,116
     Percentage of total revenues                    70.2%            67.3%
International:
     Amount                                       $14,513          $11,696
     Percentage of total revenues                    29.8%            32.7%

Gross margins for the period were 59.5% compared to 60.0% from first quarter 1995. This change in the margin primarily reflects a full quarter's effect of the Company's new low cost four line board, as well as increased sales of custom OEM products at substantially lower gross margins.

Research and development expenses grew at 34% over the first quarter of 1995, and represented 18.2% of revenues in the quarter, slightly below the 18.5% incurred in the first quarter of 1995. The increase in dollar amount from the first quarter of 1995 to the first quarter of 1996 reflect continued expansion of the Company's engineering staff, allowing the Company to release fourteen new products during the quarter and to continue to support the ECTF software initiative. The Company believes that investment in research and development is critical to future growth and anticipates investing at these or greater levels throughout 1996 in an effort to enable the Company to maintain its technological leadership in the market.

Selling, general and administrative expenses grew 26% and represented 27.7% of revenues in the quarter compared to 29.9% of revenues for the first quarter of 1995. This reduction in the percentage of revenues primarily reflects a greater leveraging of general and administrative expenses over an increased sales volume. The increase in the dollar amount of such expenses reflects, in part, marketing efforts related to a large trade show held during the quarter.

Interest income for the period increased $331,000 over the comparable period in 1995. This increase reflects, in part interest earned from the Company's election to convert accrued interest on a note of Voice Control Systems ("VCS") into capital stock of VCS.

Realized gains on available for sale securities were $9.2 million for the quarter. During the quarter, the Company sold 1,150,000 shares of VCS' stock in VCS' public offering.

The  increase  in  the  provision  for  income  taxes   reflects  the  Company's
substantially increased pre-tax income.

Net income for the quarter was $10.6 million or $.65 per share. On an operating basis (i.e., in 1996, excluding the effect of realized gains on available for sale securities and in 1995, excluding $1.3 million of merger-related expense) net income was $4.8 million during the first quarter of 1996, up 66% from $2.9 million during the first quarter of 1995. Earnings per share on an operating basis were $.30, up 67% from $.18 on an operating basis for the first quarter of 1995. Weighted average shares increased from 16.0 million to 16.3 million during the period.


  B.   Financial Condition

As of March 31, 1996, Dialogic had working capital of $88.2 million and a current ratio (i.e., the ratio of current assets to current liabilities) of 4.3 to 1, as compared with working capital of $77.0 million and a current ratio of
4.4 to 1 at December 31, 1995.

For the three months ended March 31, 1996, Dialogic's cash and cash equivalents decreased by $1.3 million. This decrease primarily reflects an increase in inventory ($4.5 million) and cash used for capital expenditures ($2.6 million), offset in part by net cash provided by other operating activities. The increase in inventory represents the transition of the Company's full line PEB based products to SC based products. The average period during which accounts receivable are outstanding remained consistent with the first quarter of 1995 (in the forty day range), while inventory turns have decreased slightly with the transistion to new products. Capital expenditures reflect the expansion of the Company's headquarters associated with the Company's growth.

During the three months ended March 31, 1996, short-term investments increased by $10.2 million, principally as a result of the above-mentioned sale of VCS stock.

Dialogic believes that its current liquidity, coupled with cash generated from operations and credit available under its credit lines, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months.

  PART II.  Other Information

  Item 1.  Legal Proceedings

  Reference is made to Item 3 of Dialogic's Annual Report on Form 10-K for the year ended December 31, 1995.

  Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:
       10.1 - 1988 Incentive Compensation Plan, as amended.
       11.1 - Calculation of income per share
       27.1 - Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          DIALOGIC CORPORATION


                                              By: /s/Edward B. Jordan
                                                     Edward B. Jordan
                                                     Vice President,
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer

Dated:  May 14, 1996

                                  EXHIBIT INDEX

Exhibit No.           Exhibit                                              Page

     10.1         1988 Incentive Compensation Plan

     11.1         Calculation of Income Per Share                           E-1

     27.1         Financial Data Schedule                                   E-2