Form 10-Q
period 1996-06-30
DIALOGIC CORP
filed 1996-08-15
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _________ to _________.

     Commission file number:  33-59598

                              DIALOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

                New Jersey                                      22-2476
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

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At June 30, 1996, there were 15,676,884 shares of Common Stock, no par value, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                     Page Number

Part I.     Financial Information

    Item 1. Financial Statements

      Consolidated Balance Sheets as of June 30, 1996                    1
      and December 31, 1995 (Unaudited)

      Consolidated Statements of Income for the Three and Six            2
      Months Ended June 30, 1996 and 1995 (Unaudited)

      Consolidated Statements of Cash Flows for the Six Months           3
      Ended June 30, 1996 and 1995 (Unaudited)

      Notes to Consolidated Financial       Statements (Unaudited)       5


      Item 2.     Management's Discussion and Analysis of Financial      6
                  Condition and Results of Operations

Part II.   Other Information

      Item 1.     Legal Proceedings                                      9

      Item 4.     Submission of Matters to a Vote of Security Holders    9

      Item 6.     Exhibits and Reports on Form 8-K                       9

      Signatures                                                        10

Item 1.  Financial Statements


                     DIALOGIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                 June 30,           December 31,
ASSETS                                                                            1996                1995


CURRENT ASSETS:
     Cash and cash equivalents                                                $  6,817               $ 5,987
     Short term investments                                                     24,646                24,689
     Convertible note, options and shares recorded at fair market value          9,277                12,777
     Accounts receivable (net of allowance for doubtful
        accounts of $1,105 in 1996 and $894 in 1995)                            27,959                25,727
     Inventory                                                                  30,903                23,969
     Deferred income taxes                                                       3,340                 3,067
     Other current assets                                                        5,642                 3,107
                                                                               -------               -------
        Total current assets                                                   108,584                99,323

PROPERTY AND EQUIPMENT - Net                                                    17,488                15,126
GOODWILL                                                                         3,718                    79
DEPOSITS AND OTHER ASSETS                                                        2,736                 2,834
                                                                               -------               -------

TOTAL ASSETS                                                                  $132,526              $117,362
                                                                              ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                         $  8,492               $ 9,232
     Accrued expenses                                                            5,801                 7,199
     Deferred income taxes                                                       4,096                 5,320
     Current maturities of long-term liabilities                                   535                   595
                                                                               -------               -------
        Total current liabilities                                               18,924                22,346

LONG-TERM LIABILITIES                                                            2,964                 2,259

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value--10,000,000 shares authorized; none issued:
     Common stock, no par value--60,000,000 shares authorized;
        15,676,884 and 15,491,965 shares outstanding, respectively                 202                   199
     Additional paid-in capital                                                 43,778                38,697
     Retained earnings                                                          61,900                46,723
     Unrealized gains/losses on available for sale securities                    4,799                 6,765
     Cumulative translation adjustment                                             (41)                  373
                                                                             ----------             --------
        Total shareholders' equity                                             110,638                92,757
                                                                               -------                ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $132,526              $117,362
                                                                              ========              ========



                 See Notes to Consolidated Financial Statements


                      DIALOGIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three months ended     Six months ended
                                                             June 30,              June 30,
                                                         1996          1995     1996        1995
                                                         ----          ----     ----        ----

REVENUES                                                $50,054      $40,625    $98,786    $76,437
                                                        -------      -------    -------    -------

COSTS AND EXPENSES:

     Cost of goods sold                                  19,908       16,210     39,659     30,546
     Research and development expenses                    9,366        7,053     18,243     13,690
     Selling, general and administrative expenses        13,909       11,260     27,392     21,945
     Merger costs                                          ---          ---       ---        1,294
     Interest expense                                        66            8         69         15
     Interest income                                       (422)        (387)    (1,179)      (813)
     Net realized (gains) on available
        for sale securities                                  25          (79)    (9,219)       (88)
                                                        --------     --------    ------    --------
           Total costs and expenses                      42,852       34,065     74,965      66,589
                                                        --------     --------    ------    --------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                         7,202        6,560    23,821       9,848
PROVISION FOR INCOME TAXES                                2,636        2,546     8,643       3,784
                                                         ------      -------    ------      ------

NET INCOME                                              $ 4,566      $ 4,014  $ 15,178     $ 6,064
                                                        =======      =======   =======      ======

Income Per Share                                        $  0.28      $  0.25  $   0.93     $  0.38
                                                        ========     ======== ========     =======

Weighted average shares outstanding                      16,489       16,003    16,369      15,992
                                                         ======       ======    ======      ======



                 See Notes to Consolidated Financial Statements



                      DIALOGIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1996                1995
                                                                                 ----                ----
     Net income                                                                 $15,178            $6,064
     Adjustments to  reconcile  net  income to net cash  (used in)
          provided  by operating activities:
          Depreciation and amortization                                           2,549             1,742
          Provision for inventory obsolescence                                      306               208
          Provision for bad debts                                                   455               385
          Tax benefit from exercise of stock options                              1,350             1,056
          Minority interest                                                          24               ---
          Compensation expense on issuance of options at below
             fair market value                                                      ---               609
          Deferred income taxes                                                    (263)              273
          Deferred rent                                                             309               279
          Non-cash interest income                                                 (318)              ---
          Realized (gains)/losses on available for sales securities              (9,220)              ---
          Changes   in  operating  assets  and  liabilities,
               net of  effects of acquisition of business:
              (Increase) in accounts receivable                                  (2,218)          (3,772)
              (Increase) in inventory                                            (6,905)          (5,495)
              (Increase) in other assets                                         (2,466)          (1,155)
              (Decrease) increase in accounts payable                              (944)               84
              (Decrease) in accrued expenses                                     (1,666)            (181)
              Other                                                                (187)              794
                                                                                ---------        --------
                  Net cash (used in) provided by operating activities            (4,016)              891
                                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (4,856)           (3,786)
     Purchases of available for sale securities                                (40,945)          (10,071)
     Proceeds from available for sale securities                                50,862             8,790
     Acquisition of business, net of cash acquired                                (820)              378
                                                                                -------         --------
        Net cash provided by (used in) investing activities                      4,241            (4,689)
                                                                                -------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                            (60)              (84)
     Payments of current maturities of long term liabilities                      (375)             (125)
     Proceeds from short-term borrowings                                        11,150             1,757
     Payments on short-term borrowings                                         (11,150)           (1,757)
     Exercise of stock options                                                     451               413
     Issuance of common stock                                                      589               ---
     Proceeds of note receivable for stock                                         ---               285
                                                                                ---------          -----
            Net cash provided by financing activities                              605               489
                                                                                ---------          -----
NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                                 830           (3,309)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   5,987             8,281
                                                                                -------           ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $6,817            $4,972
                                                                                ======            ======





                                   (continued)
                                       -3-


                      DIALOGIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                       Six Months Ended June 30,
                                                              1996         1995
                                                              ----         ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
    Cash paid during the period for:
     Interest                                               $    66    $    15
                                                            =======    =======
     Income taxes                                           $ 9,631    $ 1,968
                                                            =======    =======

SUPPLEMENTAL INFORMATION OF NON CASH INVESTING
   AND FINANCING ACTIVITIES:
    Unrealized gain(losses) on available for
     sale securities                                        $(1,966)   $    30
                                                            =======    =======
    Acquisition of business:
    Fair value of assets acquired                           $ 5,022    $  --
    Liabilities assumed                                       1,234       --
                                                              ---         --
    Net assets acquired                                      3,788        --
    Value of stock issued to effect combination              2,694        --
                                                              ---         --
    Cash paid                                                1,094        --
    Cash acquired                                             (274)      (378)
                                                             ------      -----
                                                           $   820    $  (378)
                                                             ======    =======




                 See Notes to Consolidated Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The 1996 and 1995 financial statements have been prepared by Dialogic Corporation (the "Company" or "Dialogic") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year

2. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-
     Based  Compensation," which  is  effective  for   the  Company  beginning
     January 1,  1996.  SFAS No. 123  requires  expanded  disclosures in annual
     financial  statements   of  stock-based  compensation  arrangements  with
     employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

3.   Inventory consisted of the following (in thousands):


                                      June 30,1996             December 31,1995

     Raw materials                      $15,565                   $11,900
     Work-in process                      2,546                     2,784
     Finished goods                      12,792                     9,285
                                        -------                   -------
                                        $30,903                  $ 23,969
                                        =======                   =======

4. On June 27, 1996, the Company acquired all of the outstanding common stock of Dianatel Corporation in exchange for 55,424 shares of Dialogic common stock, and $1.1 million in cash. Additionally, options to purchase shares of Dianatel stock were exchanged for options to purchase 29,874 shares of Dialogic common stock. The merger has been accounted for as a purchase. The merger resulted in goodwill of approximately $3.6 million and is being amortized over five years. Pro forma results of operations have not been presented since the effect of the acquisition on Dialogic's consolidated financial position and results of operations is not significant.

                                       -5-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.     Results of Operations

       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of income.


                                                        Three Months Ended      Six Months Ended
                                                                 June 30,            June 30,
                                                       1996            1995       1996        1995
                                                       ----            ----       ----        ----

     Revenues                                          100.0%          100.0%    100.0%      100.0%
        Cost and expenses:
        Cost of goods sold                              39.8            39.9      40.1        40.0
        Research and development expenses               18.7            17.4      18.5        17.9
        Selling, general and administrative expenses    27.8            27.7      27.7        28.7
        Merger costs                                     ---             ---       ---         1.7
        Interest expense (income) - net                 (0.7)           (0.9)     (1.1)       (1.1)
        Realized (gains)losses on available              ---            (0.2)     (9.3)       (0.1)
            for sales securities
     Income before provision for income taxes           14.4            16.1      24.1        12.9
     Provision for income taxes                          5.3             6.2       8.7         5.0
     Net income                                          9.1%            9.9%     15.4%        7.9%
                                                        =====           =====     ====         ====


       The following table sets forth, for the periods indicated, the percentage
       increase  of  certain  items  included  in  the  Company's   consolidated
       statements of income.

                                                       Three Months Ended               Six Months Ended
                                                            June 30, 1996                  June 30, 1996
                                                          Compared With                  Compared With
                                                       Three Months Ended               Six Months Ended
                                                            June 30, 1995                  June 30, 1995
                                                            -------------               ----------------
Revenues                                                        23.2%                            29.2%
Costs and expenses:
     Cost of goods sold                                         22.8                             29.8
     Research and development expenses                          32.8                             33.3
     Selling, general and administrative expenses               23.5                             24.8
     Merger costs                                                NSM(1)                           NSM(1)
     Interest expense (income) - net                             NSM(1)                           NSM(1)
     Realized (gains)losses on available
            for sales securities                                 NSM(1)                           NSM(1)
Income before provision for income taxes                         9.8                            141.9
Provision for income taxes                                       3.5                            128.4
Net income                                                      13.8                            150.3
- ----------------
(1)  Not statistically meaningful.




The Company's revenues increased by 23% during the second quarter of 1996 and by 29% during the first six months of 1996, as compared with the same periods in 1995. These revenue gains were primarily attributable to growth in domestic sales. Domestic sales increased by 29% and 35% for the three and six month periods, reflecting sales of several new products, design "wins" during 1995 that resulted in shipments to new customers during 1996 and increased unit sales of existing products to new and existing customers. During the second quarter of 1996, the international markets did not perform as expected, reflecting only 11% growth over the second quarter of 1995. The shortfall in international sales reflected weaknesses in international markets, principally in central Europe, where economic issues (recessionary pressures) and regulatory issues (generally, a slowdown in the deregulation of the telecom industry) appear to be impeding the deployment of computer telephony projects. In addition, sales from Dialogic's Spectron Microsystems division were less than anticipated.

The following table allocates the Company's revenues between domestic and international markets for the periods presented:

                                                        Three Months Ended                   Six Months Ended
                                                               June 30,                         June 30,

                                                        1996         1995                  1996         1995
                                                        ----         ----                  ----         ----
                                                          (Dollars in millions)

Domestic:
     Amount                                         $  36.0         $27.9                  $70.2       $52.0
     Percentage of total revenues                      71.8%         68.7%                  71.0%       68.1%
International:
     Amount                                         $  14.1         $12.7                  $28.6       $24.4
     Percentage of total revenues                      28.2%         31.3%                  29.0%       31.9%

The Company maintained consistent margins, comparing both the three and six months ended June 30, 1996 and 1995. Minor changes in the margins principally reflect the product mix for the particular periods involved.

During the third quarter of 1996, the Company has entered into certain arrangements and may enter into other arrangements relating to patent license matters. These arrangements provide for certain non-recurring payments to be made by Dialogic. Depending primarily upon whether an agreement currently being negotiated is ultimately signed in the third quarter, such payments are expected to range between $1.1 million and $2.0 million during the third quarter. Such payments will be reflected in cost of goods sold during the third quarter.

Research and development expenses grew by 33% for both the three and six month periods. These increases primarily reflect continued expansion of the Company's engineering staff, allowing the Company to release fourteen new products into the newer emerging markets and applications. The Company believes that investment in research and development is critical to future growth and anticipates investing at current or greater levels throughout 1996 in an effort to enable the Company to maintain its technological leadership in the market.

Selling, general and administrative expenses grew by 25% from the first six months of 1995 to the first six months of 1996 and by 24% for the second quarter periods. As a percentage of sales, such expenses have remained at consistent levels for the periods presented, reflecting the Company's marketing and sales efforts.

Six month results were affected by certain steps taken by Dialogic during the first quarter of 1996 with respect to its investments in Voice Control Systems, Inc. ("VCS"). An election to convert accrued interest on a convertible promissory note into capital stock of VCS and the sale by Dialogic of VCS' stock in VCS' public offering resulted in increased interest income and a $9.2 million realized gain on available for sale securities during the first quarter of 1996.

Net income for the quarter was $ 4.6 million or $.28 per share, and $15.2 million or $0.93 per share for the six month period ended June 30, 1996. On an operating basis (i.e., in 1996, excluding the effect of realized gains on available for sale securities and in 1995, excluding $1.3 million of merger-related expense attributable to the February 1995 acquisition of Spectron Microsystems), net income was $9.4 million during the first six months of 1996, up 36% from $6.9 million during the first six months of 1995. Earnings per share on an operating basis were $.58, up 35% from $.43 on an operating basis for the first six months of 1995. Weighted average shares increased from 16.0 million at June 30, 1995 to 16.5 million at June 30, 1996.

B.       Financial Condition

As of June 30, 1996, Dialogic had working capital of $89.7 million and a current ratio (i.e., the ratio of current assets to current liabilities) of 5.7 to 1, as compared with working capital of $77.0 million and a current ratio of 4.4 to 1 at December 31, 1995.

For the six months ended June 30, 1996, Dialogic's cash and cash equivalents increased by $0.8 million. Cash flows used in operating activities amounted to $4.0 million, consisting primarily of net income (including realized gains) offset by increases in inventory ($6.9 million) and accounts receivable ($2.2 million). Cash flow provided by investing activities was $4.2 million, resulting from the proceeds from sales of securities offset by purchases of securities and by capital expenditures ($4.9 million). Cash provided by financing activities was $0.6 million, consisting primarily of proceeds from the exercise of stock options and the issuance of common stock offset by debt repayments. The increase in inventory reflects product levels for existing products as well as many newly released or "to be" released products - which the Company feels are necessary in order to satisfy customer requirements. The average period during which accounts receivable are outstanding has increased slightly during the second quarter to 47 days compared to 43 days as of June 30, 1995; inventory turns also decreased slightly with the transition to several new products. Capital expenditures reflect the expansion of the Company associated with the Company's growth.

Dialogic believes that its current liquidity, coupled with cash generated from operations and credit available under its credit lines, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months.

PART II.  Other Information

  Item 1.  Legal Proceedings

     A complaint has been filed in New Jersey Superior Court against the Company and certaon of its directors alleging that the defendants breached principles of common law fraud in connection with certain public statements made prior to the Company's July 8, 1996 press release announcing preliminary results for the quarter ended June 30, 1996. The complaint seeks monetary damages on behalf of a class of purchasers of the Company's Common Stock. The defendants have not been served in this matter. The Company believes that it has meritorious defenses to the substantive assertions made in the complaint. If the Company is served with the complaint, the Company intends to vigorously defend this matter.

     Reference is also made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  Item 4.  Submission of Matters to a Vote of Security Holders

  The Company's 1996 annual meeting of shareholders was held on April 25, 1996. At that meeting, the shareholders re-elected Francis G. Rodgers and Nicholas Zwick to the Board and approved certain amendments to the Company's 1988 Incentive Compensation Plan, including a 400,000 share increase in the number of shares covered by that plan.

  The following table sets forth the voting at such annual meeting:

      I.  Election of Directors:
         Name                        For            Authority Withheld
Francis G. Rodgers                 12,058,407            20,050
Nicholas Zwick                     12,058,407            20,050

    II.  Approval of Proposed Amendments to the 1988 Incentive Compensation Plan
         For . . . . . . ..10,709,452             Abstentions . .. . . . .40,163
         Against . . . . . .1,242,751             Broker Non-votes . . . .86,091

  Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:
       11.1 - Calculation  of income per share
       11.2 - Calculation  of income per share
       27.1 - Financial Data Schedule

  (b)  Current Reports on Form 8-K filed during the quarter ended
       June 30, 1996: None

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


                                                  DIALOGIC CORPORATION

                                              By: /s/Edward B. Jordan
                                                     Edward B. Jordan
                                                     Vice President,
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer

Dated:  August 14, 1996
                                       -9-

                                  EXHIBIT INDEX

  Exhibit No.                      Exhibit                              Page

     11.1                Calculation of Income Per Share                  E-1

     11.2                Calculation of Income Per Share                  E-2

     27.1                Financial Data Schedule                          E-3