Form 10-Q
period 1996-09-30
DIALOGIC CORP
filed 1996-11-14
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended September 30, 1996 or

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

At September 30, 1996, there were 15,741,367 shares of Common Stock, no par value, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                     Page Number

Part I.     Financial Information
      Item 1.     Financial Statements

      Consolidated Balance Sheets as of September 30, 1996              1
      and December 31, 1995

      Consolidated Statements of Income for the Three and Nine          2
      Months Ended September 30, 1996 and 1995

      Consolidated Statements of Cash Flows for the Nine Months         3
      Ended September 30, 1996 and 1995

      Notes to Consolidated Financial Statements                        5


      Item 2.     Management's Discussion and Analysis of Financial     6
                  Condition and Results of Operations

Part II.   Other Information

      Item 1.     Legal Proceedings                                     9

      Item 6.     Exhibits and Reports on Form 8-K                      9

      Signatures                                                       10


                     DIALOGIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                         (In thousands, except share amounts)

                                                                      September 30,       December 31,
                                                                           1996                1995
                                                                      ------------       -------------


ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $ 7,008           $  5,987
     Short term investments                                               26,177             24,689
     Convertible note, options and shares
       recorded at fair market value                                       6,551             12,777
     Accounts receivable (net of allowance
       for doubtful accounts of $1,113 in
       1996 and $894 in 1995)                                             34,638             25,727
     Inventory                                                            29,850             23,969
     Deferred income taxes                                                 3,817              3,067
     Other current assets                                                  4,658              3,107
                                                                         -------            -------
       Total current assets                                              112,669             99,323

PROPERTY AND EQUIPMENT - Net                                              18,559             15,126
GOODWILL                                                                   3,625                 79
DEPOSITS AND OTHER ASSETS                                                  2,712              2,834
                                                                           -----              -----

TOTAL ASSETS                                                            $137,595           $117,362
                                                                        ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      7,015              9,232
     Accrued expenses                                                      9,876              7,199
     Deferred income taxes                                                 3,019              5,320
     Current maturities of long-term liabilities                             523                595
                                                                        --------             ------
       Total current liabilities                                          20,433             22,346

LONG-TERM LIABILITIES:                                                      2,815              2,259

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value--10,000,000
       shares authorized; none issued
     Common stock, no par value--60,000,000 shares
       authorized; 15,741,367 and 15,491,965
       shares outstanding, respectively                                      203                 199
     Additional paid-in capital                                           44,814              38,697
     Retained earnings                                                    66,694              46,723
     Unrealized gains/losses on available
       for sale securities                                                 2,759               6,765
     Cumulative translation adjustment                                      (123)                373
                                                                        --------             -------
       Total shareholders' equity                                        114,347              92,757
                                                                        --------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               137,595             117,362
                                                                        ========             =======

                 See Notes to Consolidated Financial Statements



                     DIALOGIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                     (In Thousands, except share amounts)


                                                Three months ended         Nine months ended
                                                   September 30,             September 30,
                                               --------------------       ------------------
                                                1996           1995        1996        1995

REVENUES                                      $55,432        $44,029      $154,218   $120,466
                                              -------        -------      --------   --------

COSTS AND EXPENSES:
     Costs of goods sold                       22,733         17,914        62,392     48,460
     Research and development
       expenses                                10,743          7,269        28,986     20,959
     Selling, general and
        administrative expenses                15,280         11,780        42,672     33,724
     Merger costs                                ---            ---           ---       1,294
     Interest expense                              58              5           127         21
     Interest income                             (764)          (883)       (1,943)    (1,697)
     Net realized (gains) on available
       for sale securities                        ---            (14)       (9,219)      (102)
                                               ------          ------        ------     ------

     Total costs and expenses                  48,050         36,071       123,015    102,659
                                               ------         ------       -------    -------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                  7,382          7,958        31,203     17,807
PROVISION FOR INCOME TAXES                      2,589          3,029        11,232      6,814
                                                -----          -----        ------      -----

NET INCOME                                    $ 4,793       $  4,929      $ 19,971   $ 10,993
                                               ======          =====        ======     ======

Income per share                              $  0.29       $   0.31      $   1.22   $   0.69
                                               ======           ====        ======       ====

Weighted average shares outstanding            16,400         15,965        16,387     15,983
                                               ======         ======        ======     ======



                     DIALOGIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Nine Months Ended September 30,
                                                                 1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       19,971                    10,993
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
     Depreciation and amortization                                4,225                     2,614
     Provision of inventory obsolescence                            727                       243
     Provision for bad debts                                        583                       630
     Tax benefit from exercise of stock options                   1,633                     1,273
     Miniority interest                                              35                      ---
     Compensation expenses on issuance of options
        at below fair market value                                 ---                        609
     Deferred income taxes                                        (650)                      (306)
     Deferred rent                                                 294                        409
     Non-cash interest income                                     (870)                      (532)
     Net realized (gains) on available
       for sale  securities                                     (9,219)                      (102)
     Changes in operating assets and
       liabilities, net of effects of
       acquisition of business:
       (Increase) in accounts receivable                        (9,025)                    (6,140)
       (Increase) in inventory                                  (6,273)                    (6,315)
       (Increase) in other assets                               (1,482)                    (1,382)
       (Decrease) in accounts payable                           (2,421)                      (146)
       Increase in accrued expenses                              2,409                      2,769
       Other                                                      (324)                      (227)
                                                                  ----                       ----
          Net cash (used in) provided by
            operating activities                                  (387)                     4,390
                                                                  ----                      -----

CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (7,415)                    (4,937)
     Purchase of available
       for sale securities                                     (43,441)                   (12,150)
     Proceeds from available for
       sale securities                                          51,862                      9,825
     Acquisition of business, net of
       cash acquired                                              (820)                       378
                                                                  ----                        ---

       Net cash provided by (used in)
           investing activities                                    186                     (6,884)
                                                                   ---                     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital
       lease obligations                                           (72)                      (371)
     Payments of current maturities
       of long term liabilities                                   (500)                       ---
     Proceeds from short-term borrowings                        12,625                      1,757
     Payments on short-terms borrowings                        (12,625)                    (1,757)
     Exercise of stock options                                     805                        575
     Issuance of common stock                                      989                        ---
     Proceeds of note receivable                                  ---                         285
                                                                ------                     ------
          Net cash provided by financing activities              1,222                        489
                                                                ------                     ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,021                     (2,005)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   5,987                      8,281
                                                                ------                     ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $7,008                     $6,276
                                                                ======                     ======

                     DIALOGIC CORPORATION AND SUBSIDIARIES
                     CONSOLDIATED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                        Nine Months Ended September 30,
                                             1996                1995


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid during the period for:
     Interest                              $    127               $   21
                                           ========               ======
     Income Taxes                          $ 10,315               $4,483
                                           ========               ======

SUPPLEMENTAL INFORMATION FOR NON CASH
  INVESTING AND FINANCING ACTIVITIES:

     Unrealized gain (losses) on available
       for sale securities                 $ (4,006)              $ 2,455
                                           --------               -------
     Acquisition of business:
     Fair value of assets acquired           5,022                    ---
     Liabilities assumed                     1,234                    ---
                                             -----
     Net assets acquired                     3,788                    ---
     Value of stock issued to effect
       combination                           2,694                    ---
                                             -----
     Cash paid                               1,094                    ---
     Cash acquired                            (274)                  (378)
                                           -------                  ------
                                           $   820                 $ (378)
                                           =======                 =======

                      DIALOGIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The 1996 and 1995 financial statements have been prepared by Dialogic Corporation (the "Company" or "Dialogic") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements presented herein should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year. Certain reclassifications were made to the 1995 financial statements to conform to the 1996 presentation.

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

3.     Inventory consisted of the following (in thousands):

                                             September 30,1996 December 31,1995
       Raw materials                       $  12,430                   $ 11,900
       Work-in process                         4,389                      2,784
       Finished goods                         13,031                      9,285
                                              ------                      -----
                                           $  29,850                   $ 23,969
                                           =========                   ========

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

5.  See Item 1 of Part II of this Quarterly Report.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995 ("Forward Looking Statements"). Such statements involve risks and uncertainties which could cause the Company's actual results to differ materially from such Forward Looking Statements, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices, and other factors referenced in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1996.

A.     Results of Operations
       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of income.

                                                              Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                             1996            1995               1996            1995

     Revenues                                               100.0%          100.0%             100.0%          100.0%
     Cost and expenses:
        Cost of goods sold                                   41.0            40.7               40.5            40.2
        Research and development expenses                    19.3            16.5               18.8            17.4
        Selling, general and administrative expenses         27.6            26.7               27.6            28.0
        Merger costs                                          ---            ---                 ---             1.1
        Interest expense (income) - net                      (1.3)           (2.0)              (1.2)           (1.3)
        Realized (gains) losses on available                  ---             ---               (6.0)           (0.1)
            for sale securities                              ____             ___               ____            _____
     Income before provision for income taxes                13.4            18.1               20.3            14.7
     Provision for income taxes                               4.7             6.9                7.3             5.6
                                                             ----            ----               ----            ----
     Net income                                               8.7%           11.2%              13.0%            9.1%
                                                             ====            ====               ====            ====


The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statements of income.

                                                       Three Months Ended                  Nine Months Ended
                                                         September 30, 1996               September 30, 1996
                                                          Compared With                   Compared With
                                                       Three Months Ended                 Nine Months Ended
                                                         September 30, 1995               September 30, 1995

Revenues                                                        25.9%                           28.0%
Costs and expenses:
     Cost of goods sold                                         26.9                             28.7
     Research and development expenses                          47.8                             38.3
     Selling, general and administrative expenses               29.7                             26.5
     Merger costs                                                NSM(1)                           NSM(1)
     Interest expense (income) - net                             NSM(1)                           NSM(1)
     Realized (gains)losses on available
            for sale securities                                  NSM(1)                           NSM(1)
Income before provision for income taxes                        (7.2)                            75.2
Provision for income taxes                                     (14.5)                            64.8
Net income                                                      (2.8)                            81.7



----------------
(1)  Not statistically meaningful.

  The Company's revenues increased by 26% during the third quarter of 1996 and by 28% during the first nine months of 1996, as compared with the same periods in 1995. These revenue gains were primarily attributable to growth in domestic sales. Domestic sales increased by 17% and 28% for the three and nine month periods, reflecting sales of several new products, design "wins" during 1995 that resulted in shipments to new customers during 1996 and increased unit sales of existing products to new and existing customers. During the third quarter of 1996, the international market in Asia rebounded; however, other international markets, principally in central Europe, remained soft. Economic issues (recessionary pressures) and regulatory issues (generally, a slowdown in the deregulation of the telecom industry) appear to be impeding the deployment of computer telephony projects. In addition, sales from Dialogic's Spectron Microsystems division were less than anticipated.

The following table allocates the Company's revenues between domestic and international markets for the periods presented:


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                        1996         1995                  1996         1995
                                                                         (Dollars in millions)
Domestic:
     Amount                                              $38.7       $33.2                 $109.5       $85.3
     Percentage of total revenues                         69.9%       75.5%                  71.0%       70.8%
International:
     Amount                                              $16.7       $10.8                  $44.7       $35.2
     Percentage of total revenues                         30.1%       24.5%                  29.0%       29.2%


Cost of goods sold as a percentage of sales increased slightly, comparing both the three and nine months ended September 30, 1996 and 1995. Included in cost of goods sold for the third quarter of 1996 is a one time charge of $1.0 million, related to a patent licensing agreement entered into with Syntellect.

In 1996, research and development expenses grew by 48% during the third quarter and 38% during the nine month period. These increases primarily reflect additional headcount and related expenses associated with new hardware and software initiatives. The Company believes that investment in research and development is critical to future growth and anticipates investing at current or greater levels during the fourth quarter of 1996 in an effort to enable the Company to maintain its technological leadership in the market. This statement regarding fourth quarter expenses constitutes a Forward Looking Statement. Actual research and development expenditures may be materially less than anticipated, depending primarily upon the availability of skilled employees and the priorities established by management during the fourth quarter.

Selling, general and administrative expenses grew by 27% from the first nine months of 1995 to the first nine months of 1996 and by 30% for the third quarter periods. As a percentage of sales, such expenses have remained at relatively consistent levels for the periods presented, reflecting the leveraging of the Company's marketing and sales efforts.

Nine month results were affected by certain steps taken by Dialogic during the first quarter of 1996 with respect to its investments in Voice Control Systems, Inc. ("VCS"). An election to convert accrued interest on a convertible promissory note into capital stock of VCS and the sale by Dialogic of VCS' stock in VCS' public offering resulted in increased interest income and a $9.2 million realized gain on available for sale securities during the first quarter of 1996.

Net income for the third quarter was $ 4.8 million or $.29 per share, and $20.0 million or $1.22 per share for the nine month period ended September 30, 1996. In 1996, excluding the effect of realized gains on available for sale securities and the Syntellect license fees, and in 1995, excluding $1.3 million of merger-related expense attributable to the February 1995 acquisition of Spectron Microsystems, net income was $14.8 million during the first nine months of 1996, up 26% from $11.8 million during the first nine months of 1995. Earnings per share excluding the above mentioned items were $.91 for the first nine months of 1996, up 23% from $.74 for the first nine months of 1995. Management believes that this additional measurement of earnings excluding certain one time charges is useful and meaningful to an understanding of the operating performance of the Company. However, this measurement of earnings should not be considered by the reader as an alternative to net income as an indicator of the Company's operating performance or to cash flows as an indicator of liquidity. Weighted average shares increased from 16.0 million at September 30, 1995 to 16.4 million at September 30, 1996.

B.       Financial Condition

As of September 30, 1996, Dialogic had working capital of $92.3 million and a current ratio (i.e., the ratio of current assets to current liabilities) of 5.5 to 1, as compared with working capital of $77.0 million and a current ratio of
4.4 to 1 at December 31, 1995.

For the nine months ended September 30, 1996, Dialogic's cash and cash equivalents increased by $1.0 million. Cash flows used in operating activities amounted to $.4 million, as net income, after adjustment for realized gains, was offset by increases in accounts receivable ($9.0 million) and inventory ($6.3 million). Cash flow provided by investing activities was $.2 million, resulting from the proceeds from sales of securities offset by purchases of securities and by capital expenditures ($7.4 million). Cash provided by financing activities was $1.2 million, consisting primarily of proceeds from the exercise of stock options and the issuance of common stock offset by debt repayments. The increase in inventory reflects product levels for existing products as well as many newly released or "to be" released products - which the Company feels are necessary in order to satisfy customer requirements. The average period during which accounts receivable are outstanding has increased slightly during the third quarter to 48 days as of September 30, 1996 compared to 44 days as of December 31, 1995; inventory turns also decreased slightly with the transition to several new products. Capital expenditures reflect the expansion of the Company associated with the Company's growth.

Dialogic believes that its current liquidity, coupled with cash generated from operations and credit available under its credit lines, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months. This statement constitutes a Forward Looking Statement. The actual sufficiency of such capital resources could differ materially from the Company's expectations, depending primarily upon the extent to which unanticipated capital requirements may arise and the extent to which unanticipated events may materially adversely affect the Company's profitability.

PART II.  Other Information

  Item 1.  Legal Proceedings

     A complaint has been filed in New Jersey Superior Court against the Company and certain of its directors alleging that the defendants breached principles of common law fraud in connection with certain public statements made prior to the Company's July 8, 1996 press release announcing preliminary results for the quarter ended June 30, 1996. The complaint seeks monetary damages on behalf of a purported class of purchasers of the Company's Common Stock. Management is unable to predict a potential range of monetary exposure, if any, to the Company, but believes that the substantive claims asserted are without merit and that a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity is less than probable. However, based on the extent of the decline in the market price of the Company's Common Stock after such press release was published, an unfavorable result could have a material adverse effect on the Company. Management intends to vigorously defend this matter. The Company's statements regarding the effect of this litigation are Forward Looking Statements. Actual results could differ materially from these statements, depending upon uncertainties that exist in any litigation relating to interpretations of legal issues and the development and presentation of potential factual issues.

  Reference is also made to Item 3 of Dialogic's Annual Report on Form 10-K for the year ended December 31, 1995.


  Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:
       11.1 - Calculation of income per share 11.2 - Calculation of income per share 27.1 - Financial Data Schedule

       Current Reports on Form 8-K filed during the quarter ended September 30, 1996:

              (i) A Current Report on Form 8-K was filed on July 10,1996 disclosing (under Item 5) the Company's preliminary earnings estimate for the Company's second quarter.

              (ii) A Current Report on Form 8-K was filed on September 9, 1996 disclosing (under Item 5) certain information regarding the above-mentioned legal proceedings.

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

Dated:  November 14, 1996

                                  EXHIBIT INDEX

Exhibit No.            Exhibit                                              Page

     11.1     Calculation of Income Per Share                                E-1

     11.2     Calculation of Income Per Share                                E-2

     27.1     Financial Data Schedule                                        E-3