Form 10-K
period 1996-12-31
DIALOGIC CORP
filed 1997-03-31
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    FORM 10-K

[X] Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities Exchange
    Act of 1934 for the fiscal  year ended December 31,1996.

[ ] Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
    Exchange  Act  of  1934  for  the transition period from ____ to ______.

                         Commission File Number 33-59598

                              DIALOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

              New Jersey                                  2-2476114
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                             Number)


           1515 Route 10, Parsippany, New Jersey 07054 (201) 993-3000
       (Address and telephone number, including area code, of registrant's principal executive office)

        Securities registered pursuant to Section 12(b) of the Act: none.

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                           Common Stock, no par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes X No____

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Aggregate market value of voting stock held by non-affiliates as of February 14, 1997 was approximately $325 million.

          Number of shares of Common Stock  outstanding as of February 14, 1997:
15,796,671.

          Documents incorporated by reference: Annual report to shareholders for the year ended December 31, 1996 (Part II); Definitive proxy statement for the registrant's 1997 annual meeting of shareholders (Part III).

                              DIALOGIC CORPORATION
                                TABLE OF CONTENTS

PART I                                                                    Page

Item 1  Business of the Company...........................................  3

Item 2  Properties........................................................ 24

Item 3  Legal Proceedings................................................. 24

Item 4  Submission of Matters to a Vote of Security Holders............... 25

Item 4A Executive Officers of the Registrant.............................. 25

PART II

Item 5  Market for the Registrant's Common Equity and Related Stockholder
        Matters.
                                                                           27

Item 6  Selected Financial Data..........................................  28

Item 7  Management's Discussion and Analysis of Results of Operations and
        Financial  Condition.............................................. 28

Item 8  Financial Statements and Supplementary Data....................... 28

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 28

PART III

Item 10 Directors of the Registrant......................................  28

Item 11 Executive Compensation...........................................  29

Item 12 Security Ownership of Certain Beneficial Owners and Management.... 29

Item 13 Certain Relationships and Related Transactions.................... 29

PART IV

Item 14 Exhibits, Financial Statements Schedules and Reports on Form
        8-K............................................................... 30

Signatures ............................................................... 33



Item 1.  Business of the Company

Introduction

          Dialogic Corporation ("Dialogic" or the "Company") was incorporated in New Jersey in 1983. Its principal executive offices are located at 1515 Route 10, Parsippany, New Jersey 07054, and its telephone number is (201) 993-3000. On June 6, 1994, Dialogic acquired GammaLink, a California manufacturer of facsimile boards for various computer-based applications ("GammaLink"). On February 27, 1995, the Company acquired Spectron Microsystems, Inc., a California supplier of digital signal processor ("DSP") system software products ("Spectron"). Both of these mergers were accounted for as a pooling of interests. During February 1995, Dialogic also acquired from Digital Equipment Corporation its computer integrated telephony server technology; these resources are now provided by Dialogic from its CT Division. In June 1996, Dialogic acquired Dianatel Corporation, a California manufacturer of digital network interface and other signal computing products ("Dianatel"). The Dianatel merger, resulting in the issuance of approximately 55,500 shares of the Company's Common Stock, the payment of approximately $1.1 million in cash and the grant of options to purchase approximately 29,800 shares of Dialogic Common Stock, was accounted for as a purchase. As used in this Annual Report, the terms "Dialogic" and the "Company" refer to Dialogic Corporation and its subsidiaries.

          Dialogic, GammaLink, Spectron, Dianatel and many of the Company's, GammaLink's, Spectron's and Dianatel's product names referred to herein are trademarks or trade names of the Company, GammaLink, Spectron or Dianatel. This Annual Report also includes references to trademarks and trade names of other companies.

          This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "-- Risk Factors".


General

          Dialogic designs, manufactures and markets hardware and software signal computing components for "computer telephony" systems. "Computer telephony" is the term used to encompass a wide variety of technologies and applications that use the information processing capabilities of a computer (often a server) to add intelligence to telephone functions and to combine these functions with data processing. The Company's products are offered as modular building blocks that enable its customers--primarily VARs, OEMs, systems integrators, service providers and applications developers--to design computer telephony systems that meet the applications demands of their end-user customers. Dialogic has promoted the acceptance of open, non-proprietary computer telephony systems, enabling its customers to respond to end-user demand for standards-based systems and expanding the types of systems into which the Company's products may be incorporated. The Company's customers vary in size from small ventures to major computer and telecommunications companies worldwide.

          The Company's signal computing products receive and process signals from telecommunications networks and perform computing functions to convert the signals to data appropriate for various types of computer systems. These computing functions are based upon algorithms for a variety of features, including voice compression, voice storage, speech recognition, tone recognition and facsimile compression. Conversely, the Company's signal computing products also take computer data and convert it to signals compatible with telecommunications networks by using algorithms for features such as speech synthesis, voice decompression, tone signaling and facsimile generation. Dialogic's signal computing products typically combine two elements--a signal processing resource and a network interface. Signal processing resources perform specific functions. Network interfaces connect a system, normally a personal computer, to telephone and data networks. Dialogic's hardware products are offered in the form of circuit boards/platforms to be installed in a variety of computer chassis. The Company also licenses the use of various software products.

          Dialogic offers a broad product line, allowing its customers to develop computer telephony applications with components that are compatible and scaleable across different ranges of density and performance. Such applications include:

            Database interaction  applications,  which query and make changes to databases based on touchtone or voice input, including:

                Audiotex  - giving  24-hour  telephone  access  to a  menu-
                    selected database of recorded (spoken) information

                Fax-on-demand - giving 24-hour telephone  access to a  menu-
                    selected database of printed information

                Interactive voice response - giving 24-hour telephone access, with update  privileges,  to an indexed database of records

                Interactive  fax  response  -  faxing  hard-copy   confirmations
                    of touchtone   queries  or transactions

           Fax and voice messaging applications, including:

                Voice mail

                Fax  servers,  which  pool  fax  resources  across  a   network
                    of users, for the purpose of broadcasting fax messages and storing fax messages for later retrieval

                Paging

                Unified  messaging,  which  presents  e-mail,  fax and voice messages through one screen interface and converts from e-mail to fax or voice for remote telephone access

           Intelligent  call  control   applications,   which  automate services
                 that once required the Intervention of an operator, including:

                Call centers, where a large number of agents process inbound requests or outbound sales calls

                Help  desk  automation,  which  directs a call to the support staffer with the  appropriate expertise

                Conferencing,  which  enables more than two parties to call a control number, with active or passive (i.e., listening) privileges

                Predictive/autodialing,  which dials out to lists of phone numbers, screens out certain calls (e.g., no-answers) and delivers live prospects to telemarketing agents

                Personal communications  agents,  which screen and forward calls based on a user's  itinerary and instructions

           Internet gateway applications, including:

                Voice over the Internet

                Fax over the Internet


Strategy

          The first computer telephony systems, like the first computing systems, were built using proprietary hardware and software. Over the last few years, however, numerous computer telephony vendors have adopted open, or non-proprietary, personal computer ("PC") platforms and standard operating systems, such as Windows 95, Windows NT, UNIX, OS/2, MS-DOS and Netware, as elements of their computer telephony systems. This shift toward open platforms has been driven by the rapid increase in performance and power of standard microprocessors, the general availability of add-on hardware and software components, growth in the functionality of the PC and cost savings due to lower PC prices.

          The Company's strategy is to position Dialogic to benefit from the growing acceptance of open call processing systems. The Company seeks to support this strategy through the following approaches:

o Advocate Open Systems. The Company believes that open architectures provide many advantages to systems developers, including (i) reducing the time needed to bring new products to market, (ii) reducing customers' maintenance and continuing engineering costs, (iii) providing access to a variety of technologies from third-party vendors, (iv) enabling customers to focus their efforts on marketing and end-user applications, (v) protecting customers so that they will not be dependent upon a particular technology and therefore be precluded from accessing new technologies and
     (vi) enabling customers and end-users to benefit from the economies associated with open architectures. As part of its commitment to open architectures, Dialogic designs its modular components to satisfy established industry standards. Its products work in PC platforms with PC/AT or Micro Channel standards and support standard operating systems. Furthermore, to support its international sales efforts, the Company designs its products to meet international telecommunications standards. At the same time, Dialogic advocates the value to end users of requesting their computer telephony vendors to provide open systems, thereby encouraging the "pull through" of open components.

o Develop Signal Computing Technologies. Dialogic believes that voice, image and data processing technologies are converging at a rapid rate. This convergence is reflected in the growing demand for unified messaging systems in the telecommunications and computing industries. In the telecommunications field, voice processing systems are being designed to integrate voice, fax and e-mail messages; similarly, within the computing industry, unified messaging may be addressed by servers that provide the client with access to voice, fax and e-mail messages. By focusing on signal computing technologies, Dialogic seeks to have its products incorporated in a wide variety of business computing applications that address one or more voice, image and data processing functions. As PC platforms decline in price and continue to be widely deployed, and as reliable, user-friendly multi-tasking operating systems become more widely accepted, the Company intends to provide its customers with products that support multi-application uses and that benefit from this technological convergence. This statement regarding the Company's intent constitutes a Forward-Looking Statement. Actual results may differ from the Company's intentions as a result of a number of factors, including the extent to which the Company is able to respond to technological developments and competitive responses. See "--Risk Factors".

o Initiate and Promote Uniform Standards. In 1993, Dialogic introduced a new architecture initiative, known as Signal Computing System Architecture
     ("SCSA"). SCSA reflects the Company's commitment to the expansion of existing call processing technology through open architectures. The goal of SCSA is to develop and gain broad domestic and international acceptance for a variety of computer telephony standards and technologies. The essential elements of SCSA are the development of (i) software standards for use by the computer telephony industry, (ii) buses with increased bandwidth and capability to support high capacity platforms, (iii) a wide range of products available from multiple vendors that enable systems developers to integrate voice, image and data technologies in order to build unified messaging solutions and (iv) technologies that will permit scaleability from single node stand-along systems to multi-node distributed systems, thereby allowing customers to expand from low to high capacity products with relative ease. SCSA participants include computer suppliers, component manufacturers, hardware suppliers, algorithm and technology developers, call processing systems suppliers and leading telecommunications equipment manufacturers. Substantially all of the major products in Dialogic's current product line incorporate one or more aspects of SCSA. In 1995, Dialogic joined Digital Equipment Corporation, Ericsson Business Networks, Hewlett-Packard and Northern Telecom in forming the Enterprise Computer Telephony Forum ("ECTF"). The principal goal of the ECTF is to oversee the evolution of industry-wide standards implementation for computer telephony. Dialogic has contributed to ECTF its Telephone Application Object (TAO) software framework to assist in the development of a series of open interfaces.

o Leverage Technological Expertise in Computer Telephony. Dialogic's core technical competence is the development of computer telephony technologies that are embedded in the Company's hardware, software and digital signal processing algorithms. Dialogic believes that its future success depends upon its ability to continually expand its technical capabilities and to provide technically advanced components that are responsive to technological advances and changes in industry standards. Accordingly, the Company spends, and intends to continue to spend, substantial amounts on research and development. Statements in this Annual Report regarding future research and development spending constitute Forward Looking Statements. See "--Risk Factors". Factors that could affect the level of research and development spending include market conditions, the nature of customer demand, competitors' product announcements, patent and/or license availability and claims and regulatory requirements.

o Provide Customers with a Broad Range of Products. Dialogic enables its systems developer customers to develop and offer a broad range of applications by providing its customers with building blocks that are designed to conform to widely accepted standards, much in the same way that the standardization of PC platforms has resulted in an entire industry of data processing software developers. The Company's modular approach also enables systems developers and integrators to build progressively larger systems with more application features without making significant changes in the underlying technologies.

o Develop Collaborative Customer Relationships. Dialogic believes that it is essential to maintain close communications with its customers in order to understand their needs. Through contacts at both the field and management levels, the Company reviews application design and hardware configuration issues and application objectives with its customers. Dialogic seeks to serve as a problem solver in helping to construct new and enhanced call processing systems. The Company also seeks to educate systems developers about the broad range of applications that may be provided through use of the Company's computer telephony components, in part by conducting seminars to train customers' engineers in the use and potential applications of Dialogic modules.

o Expand International Presence. Dialogic believes that advances in voice, image and data processing technologies, growing international acceptance of the benefits available from these technologies and deregulation and privatization of international telecommunications networks will drive increased acceptance of computer telephony technology in international markets. Thus, during February 1997, negotiators at the World Trade Organization in Geneva signed a telecommunications pact designed to open telephony markets to competition. However, no assurances can be given with respect to the pace of deregulation and privatization, which may differ significantly from country to country. In Central Europe, economic issues (recessionary pressures) and regulatory issues (generally, a slowdown in the deregulation of the telecom industry) appear to be impeding the deployment of computer telephony projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's familiarity with international regulatory requirements has enabled it to gain approvals for its products in several international markets, thus providing its customers with the opportunity to reduce the time necessary to market their products internationally.

o Complement Internal Growth with Strategic Acquisitions and Investments. Prior to its acquisition of GammaLink in June 1994, Dialogic's growth had occurred principally through internal development. However, as reflected by the GammaLink, Spectron and Dianatel transactions and the Company's acquisition of Digital Equipment Corporation's computer integrated telephony server technology, Dialogic believes that opportunities exist to extend and enhance its current lines of business and distribution capabilities through investments in or acquisitions of businesses in the computer telephony industry and related fields. Management intends to analyze acquisition opportunities that become available to the Company and to consider pursuing those opportunities that complement or supplement its business strategies.

Dialogic's presentation above of its business strategies reflects the Company's planning for the future and thus may constitute a Forward-Looking Statement. No assurance can be given as to whether or as to the extent that the Company will be successful in the pursuit of its business strategies. Factors which could impact the Company's ability to pursue such strategies are set forth below under "--Risk Factors".

Products

          Dialogic's signal computing products are computer expansion boards which typically fit in a PC chassis and operate under the control of an industry standard PC operating system, such as Windows 95, Windows NT, UNIX, Netware, OS/2 or DOS. With its emphasis on developing modular building blocks for computer telephony systems, Dialogic offers products that operate over a continuum in performance and density. Its traditional products enable developers to create call processing systems with voice processing, facsimile, data, speech recognition, and speech synthesis capabilities. Its high density products, introduced during 1994 as the Company's first implementation of SCSA, provide advanced switching and computer telephony features that enable Dialogic's customers to extend their product offerings into call center and enhanced services environments. Its VME platform products, consisting of high density products based on the VME computer bus and form factor, are designed to support existing call processing features with significant enhancements for telephone central office use.

          Dialogic's products typically include two elements - a network interface and signal processing resources. Network interfaces connect a call processing system to telephone and data networks. Signal processing resources use digital signal processing techniques to perform useful computing functions, such as digitalization and compression, on telephony and data signals. The Company's product line includes network interfaces and signal processing resources for voice processing, fax and data processing, speech recognition and speech synthesis, as well as an open signal processing platform for a wide variety of Dialogic and third party algorithms. The product line also includes system software for developing applications.

Technologies Supported by Dialogic Products

          Dialogic's platforms support a variety of technologies, which are largely driven by the computer technology application software supplied by the Company's customers and other third-parties. These technologies include:

o Voice. Voice technology involves processing and manipulating audio signals in a computer telephony system. Voice technology functions include filtering, analyzing, recording, digitizing, compressing, storing, expanding and replaying such signals, as well as receiving, recognizing and generating specific telephone and network tones.

o Network Interfaces. A call coming from the telephone network to a computer telephony system can be carried on a variety of lines, from analog loop start and DID (direct inward dial) to digital, T-1 and E-1 and primary rate integrated services digital network (ISDN) lines. Dialogic manufactures and sells platforms that are compatible with the various popular network interfaces utilized throughout the world.

o Facsimile. Fax technology transmits a copy of paper-based documents and images over telephone lines. In a PC-based system, fax technology can also transmit and receive computer-generated files.

o Automatic Speech Recognition ("ASR"). ASR is an algorithm that recognizes human speech. Speaker-independent ASR can recognize a limited group of words and numbers from any caller. Speaker-dependent ASR can identify a large vocabulary of commands from a specific speaker.

o Text-to-Speech ("TTS"). TTS is an algorithm that generates intelligible, synthetic speech from text stored in computer files, designed to provide access to information that would be too expensive or impractical to record using voice technology.

o Switching and Conferencing. Switching and conferencing involve routing, transferring and connecting voice signals to more than two parties.

Low and Medium Density Voice Processing Resources

          Dialogic's platforms span a range of system densities. By developing products in a modular approach that allows customers to expand the performance capabilities of their systems in a scaleable manner, Dialogic seeks to enable its customers to select a performance range that most suits their systems and their target markets. Dialogic's basic low density voice processing platforms, the D/21H and D/41H, provide voice processing and analog network interface functions simultaneously on two or four independent telephone lines. These products connect directly to the telephone lines, automatically answer inbound calls, detect touchtones, play voice messages to a caller, digitize, compress and record voice signals, make outbound calls, and automatically report the results of outbound calls. The D/21H and D/41H provide standard features required for most voice processing applications, including voice mail and voice messaging, interactive voice response, audiotex, inbound and outbound telemarketing, operator services, dictation, auto dialers, telecomputing services, notification systems and on-line data entry and query.

          During 1996, Dialogic introduced the DIALOG/4, a half size four port voice processing platform designed for computer telephony installations that cannot support full-size voice boards. This product provides four telephone line interface circuits that connect directly to analog loop start lines. The functions and applications are similar to the D/21H and D/41H and, like the D/41H, is scaleable up to 64 ports. Dialogic also introduced its Proline/2V two port voice processing board during 1996. Designed for small computer telephone system development, multiple Proline/2V boards can be installed in a single PC chassis for system expansion up to 32 ports.

          The D/42-SX, D/42D-SL, D/42-NS and D/42-NE2 are voice processing boards with network interface daughterboards which emulate proprietary PBX station sets and provide connections to four PBX lines. These products connect to the Mitel SX, Northern Telecom SL-1, Northern Telecom Norstar and NEC NEAX switches, respectively. These products are used to provide special integration features in a call processing application.

          The Company's VR/40 is a daughterboard that mounts directly on the D/41H platform. The VR/40 provides speaker-independent isolated word speech
recognition   capabilities   in  six   languages   for  up  to   four   channels
simultaneously.

          Dialogic's low and medium density voice processing resources typically reflect a dual-processor architecture, consisting of a DSP and a general purpose microprocessor. This imbedded architecture handles all telephony signaling and performs touchtone and audio/voice signal processing tasks.

High Density Products

         Voice Processing

          Dialogic's D/160SC-LS, D/240SC-TI and D/300SC-E1 are 16, 24 and 30 port DSP - based voice boards with onboard analog, digital T-1 and digital E-1 telephone interfaces. Based upon SCSA standards, these platforms enable developers to build high density systems by configuring multiple boards in a single PC. Applications include voice messaging, interactive voice response, voice/audio response, audiotex, operator services, telemarketing/call centers, dictation, auto dialers, notification systems and on-line data entry and query.

          The Company recently introduced its DualSpan series of digital voice and network interface boards. These platforms provide two E-1 or T-1 lines of service termination and call processing for up to 60 voice channels in a single PC slot. The DualSpan boards are functionally equivalent to two single-span boards, such as the D/300SC-E1, combined into one single-slot board.

         Network Interfaces

          The Company offers several high capacity network interfaces to connect computer telephony applications to public and private telephone networks. These network interfaces connect a telephone line and handle all of the network signaling necessary between the call processing system and the telephone line. Telephone lines vary in complexity, from a normal analog tip-and-ring line found in most homes to an integrated services digital network (ISDN) line that can carry more than two million digital bits per second. Dialogic's network interface products include the following:

o The LSI/81SC and LSI/160SC are analog interface boards which provide loop start telephone network connections for 8 and 16 lines, respectively. These boards connect to other call processing boards over a digital bus and are designed for SCSA-based computer telephony systems.

o The DTI/240SC, DTI/241SC, DTI/300SC, and DTI/301SC are digital interface boards which provide T1/E1 network connections for 24 (T-1) and 30 (E-1) lines. These boards, which connect to other call processing boards over a digital bus, support Dialogic's SCbus and also provide access to worldwide ISDN networks. Dual span configurations (the DTI/480SC and DT1/600SC) permit similar connections for 48 (T-1) and 60 (E-1) lines.

o The MSI and MSI/240SC are station interface boards which provide connections to telephones and headsets. These products are used to connect agents to a call processing system for call center applications. The MSI/240SC supports Dialogic's SCbus.

         Antares

          The Antares Open Platform is a general purpose signal processing platform which connects to other call processing platforms over a digital bus. This platform was designed to be compatible with SCSA standards and to facilitate the integration of a wide variety of technologies from Dialogic and third parties into a single call processing system. It runs Spectron's realtime DSP operating system (SPOX), and is sold with a set of software development tools. An Antares development kit consists of an Antares card, SPOX, DSP tools and SCSA software.

          Algorithm developers can use Antares' single standardized programming interface to port their technologies to the Antares platform. The Antares platform can be used in various stages of technology implementation, from initial algorithm development and rapid prototyping through large-scale deployment.

          Each of the four DSPs on the Antares platform provides enough processing power to support one or more types of technology. Therefore, application developers can download algorithms supporting different technologies to each of the DSPs, allowing the creation of a multifunctional platform that can support, for example, both ASR and TTS. These technologies can be used to support multiple applications on a single platform, or they may be used at different times within a single application. Technologies that can be used to develop applications on the Antares platform include ASR, TTS, call processing, data communications and fax image processing.

          Various third-parties have developed enhanced software for the Antares platform. Speech recognition capability, provided by companies such as Voice Control Systems, Lernout & Hauspie, PureSpeech, Telefonica, CSELT and France Telecom/CNET, enables call processing applications to interpret words spoken by a telephone caller. Enhanced capabilities include continuous speech recognition, alphabet recognition and speaker verification. Text-to-speech software has been developed for the Antares platform by Lernout & Hauspie, Centigram, Telefonica and CSELT. These products convert ASCII text to synthesized speech, enabling call processing applications to play back information files which are too large or dynamic to be pre-recorded.

         Open Buses

          Many of the Company's products incorporate buses that embody technology developed by Dialogic. Buses connect resource modules and network interfaces to enable VARs and OEMs to expand their systems in a modular manner. The Company's buses are utilized not only for connecting Dialogic components, but also for connecting products made by third parties. The Dialogic bus products utilized in high density systems are described below:

o PCM Expansion Bus. Dialogic's PCM Expansion Bus ("PEB") was developed for systems with higher capacities than the systems which utilize Dialogic's first generation analog expansion bus ("AEB"). The PEB, a time division multiplexed bus, permits a sharing of resource modules over a larger number of telephone lines, resulting in cost efficiencies as the number of inter-connected telephone lines increases.

o SCbus. Dialogic's signal computing bus is a third generation system bus that is implemented on a custom integrated circuit (the SC 2000), made available to all SCSA developers and designed for systems that require especially fast connections. The SCbus has compatibility modes for the PEB, the Siemens PCM Highway, the Mitel STbus and other communications buses. The SCbus provides up to 131 megabits per second, equivalent to 2,048 channels, for interconnecting sophisticated SCSA-based systems. While the Company continues to support the AEB and PEB, its principal bus focal point is on the switching capabilities of the SCbus. As a result, the Company is seeking to expand the number and types of its products that are SCbus-compatible.

         VME Products

         Dialogic has developed a family of high density platforms supplied in the VME form factor. "VME" represents a global industrial standard for computer chassis that allows easy front access for maintenance purposes. Dialogic's VME products support standard features of the Company's product line and are intended to furnish technology enhancements for advanced intelligent networks, including higher port density for lower cost per port efficiency, SCbus integration, non-PC telephony grade hardware, central office switching capability and multiple operating system support.

Facsimile and Data Resources

          Prior to its acquisition of GammaLink in June 1994, the Company's facsimile products were designed primarily for voice-processing intensive applications that require facsimile capability. The newest generation of these products are the VFX/40SC, VFX/40ESC and VFX/40ESC-plus four-port fax boards. These boards are four channel daughter-boards which connect to the D/41ESC to provide integrated voice and fax processing in a single PC slot. By integrating voice and fax processing, these products enable users to take advantage of a variety of applications, including fax-on-demand, facsimile broadcasting and facsimile messaging.

          With its GammaLink acquisition in 1994, the Company expanded its facsimile product line to include products that provide scaleable facsimile density for facsimile-only applications or for applications with significant facsimile volume, including LAN faxing, image servers, broadcast servers, host servers and service bureaus. GammaLink's enterprise fax family of products are utilized in small and medium-sized facsimile systems, fax gateways and LAN-based facsimile servers. GammaLink's telco fax family of products are high performance boards used in high volume fax broadcast, interactive voice/fax response and T-1 connections for fax. These telco products can be used in a resource-sharing manner with Dialogic's voice processing products through the switching capabilities of the Company's bus products.

CT-Connect

          CT-Connect is a computer telephony call control server capable of connecting a wide range of telephone switches to a variety of data processing environments. CT-Connect is based on Digital Equipment Corporation's computer integrated telephony ("CIT") technology acquired by Dialogic in February 1995. The software runs under the Microsoft Windows NT operating system, either on Intel architecture or with Digital Equipment Corporation's Alpha processors. It is intended to be used by application developers, VARs and OEMs to construct end-user computer-telephone solutions for call control purposes. Dialogic also offers CIT consulting services through its Synapse Group.

System Software

          Dialogic's board level products are supported by device drivers and Application Programming Interfaces ("APIs") for the leading PC operating systems, including Windows 95, Windows NT, MS-DOS, UNIX, OS/2 and Netware. The device drivers and APIs enable an application to access the features of a board through standard programming language function calls.

          The Company's SCSA software module enables a call processing system to function as a media server in a client-server environment. In February 1997, the Company announced CT Media, an open standards-based client-server product for computer telephony server design. CT Media is designed to streamline the development process by handling the details of media resource control and functions internal to the computer telephony server. Developers and integrators are spared from managing these low-level functions from within their applications, thereby enabling Dialogic's customers to focus on the requirements of application development and integration.

          Through its acquisition of Spectron, the Company provides system software and development environments for DSPs and for multi-media processing on the Pentium processor. Spectron has two primary products: (i) SPOX, a DSP operating system that supports multiple vendors' DSPs and industry-standard platforms; and (ii) IASPOX, an Intel architecture version of SPOX jointly developed by Spectron and Intel.

          Dialogic works with many third parties to provide software toolkits which simplify application development. Toolkits are available in each of the supported operating systems.

Research and Product Development

          The Company believes that the timely enhancement of its existing products and development of new products is critical to maintain its competitive position. The Company's ongoing product development goals include the enhancement (in terms of performance and cost efficiency) of current products, the adaptation of third-party technologies to Dialogic's products and the development of new product options and features. Dialogic's product development teams work closely with customers in an effort to define necessary improvements and enhancements and to analyze potential new products.

          The  Company  has   announced   several   research   and   development
initiatives, including the following:

     DM3 Mediastream Resource Architecture. On January 27, 1997, Dialogic announced the development of a new set of specifications and core firmware modules that are intended to govern how the Company's next generation of products will be designed. The core elements of this architecture are general purpose embedded processors designed to manage multiple application technologies from multiple vendors simultaneously. The technologies contemplated include real time and message-based media processing for firmware resources such as voice, fax, voice over the Internet, automatic speech recognition, text-to-speech and real time network signaling. The DM3 architecture is intended to further expand the density of computer telephony platforms, contemplating "quad span" boards with up to 96 ports available for a variety of applications. Such boards are functionally equivalent to four single-span boards combined into one single-slot board. For the system developer, the availability of products meeting the Company's DM3 goals are intended to allow the creation of bigger, faster and more cost-efficient products and to allow the combination of functions on a single board (as opposed to current configurations which require such combinations to be placed on multiple boards).

     No assurance can be given that the Company's DM3 architecture development projects will result in market accepted products or profitable ventures. Like any announcement in the computer telephony industry, Dialogic's DM3 initiative is subject to a variety of risks, including the length of time required for Dialogic to bring products to market, competitive responses, customer acceptance, development or manufacturing difficulties, the availability of regulatory approvals, and general market conditions.

     Internet Access. Dialogic is pursuing the development of technology and components to enable the transmission of voice and fax messages over the Internet.The Company is working with vendors of voice-over-the-Internet software to develop hardware and software for Internet and "intranet" servers. Such servers would combine Dialogic's board level components with the vendor's software to enable standard telephones to send and receive calls over the Internet. The Company also recently announced the availability of a development kit to enable systems developers to create fax applications for the Internet. The Company anticipates that there will be substantial competition within its industry with respect to the development of Internet telephony products. No assurance can be given that Dialogic will be successful in competing against other companies (many of whom have substantially greater resources than the Company) with respect to Internet telephony products. Factors which may influence the success of Dialogic's Internet telephony initiative include the rapid and unpredictable changes in Internet technology and usage, regulatory initiatives which may affect costs, chassis, interfaces and access services, competitive responses, market acceptance of standards and market conditions.


          Dialogic's research and development staff included 349 persons as of December 31, 1996. For the years ended December 31, 1994, 1995 and 1996, research and development expenses amounted to $21.6 million, $29.0 million, and $40.7 million, respectively, representing 17% of revenues in 1994 and 1995 and 19% of revenues in 1996.

International Business

          Dialogic's international market opportunities are defined primarily by the nature of the telephone networks in particular countries (which affect the types of network interfaces that can be utilized) and a variety of regulatory issues. These regulatory issues center around the homologation (or approval) process and service offering regulations that affect the ability of the Company's customers to sell their products in particular countries. In certain countries, approvals can be granted at the component level. Such approvals are not dependent upon the particular PC or application being utilized. Accordingly, once such approvals are obtained, specific products can be utilized by customers in the applicable country without further interaction with regulatory officials. As of December 31, 1996 Dialogic had received approvals in more than 60 countries throughout the world. The Company believes that its success in obtaining component, platform or system level approvals constitutes a significant competitive advantage, in that it permits Dialogic's products to be sold in the applicable countries while the products of competitors which have not successfully completed the approval process cannot be sold in those countries.

          In each of 1994, 1995 and 1996, international sales (excluding exports from North America) accounted for approximately 29% of the Company's revenues. See Note 10 of the Notes to the Company's Consolidated Financial Statements incorporated by reference herein. In certain European markets, primarily Central Europe, economic issues (recessionary pressures) and regulatory issues (generally, a slowdown in the deregulation of the telecom industry) appear to be impeding the deployment of computer telephony products.

          The Company conducts its international operations primarily through foreign subsidiaries. These entities are managed by local managing directors who are given substantial autonomy in order to assure that product offerings and customer contacts are sensitive to the needs of local customers. Efforts are made to match product capabilities offered in particular countries with local product needs, networks and infrastructures.

          International sales are subject to inherent risks, including changes in regulatory and standards requirements, exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences and specialized inventory requirements applicable to particular foreign countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. As the Company expands its international operations, exposure to gains and losses on international currency transactions may increase. Dialogic does not currently engage in international currency hedging transactions. A substantial percentage (but not all) of the Company's international sales have been billed and collected in U.S. dollars.

Sales, Marketing, Customers and Customer Support

          Dialogic  markets  its  products  primarily  to  VARs,  OEMs,  systems integrators, service providers and applications developers. In the United States, Dialogic sells to these customers through its own sales force and distributors, as well as through telemarketing and advertising efforts. Internationally, the Company utilizes its own sales force and selected sales representatives and agents. As of December 31, 1996, the Company had 152 direct sales employees. Increased reliance has been placed on distributors, sales representatives and sales agents in recent periods. Such reliance may subject the Company to the uncertainties that affect the businesses of these independent third-parties.

          Dialogic's United States sales personnel are based in various field sales offices, including offices in California, Georgia, Illinois, Massachusetts, New Jersey, Texas and Washington. These offices are staffed with individuals that have sales and/or customer support backgrounds. The Company's international sales offices include locations in Argentina, Belgium, Brazil, Canada, China, France, Italy, Israel, Ireland, Japan, Germany, Singapore and the United Kingdom. These international offices also provide technical support to the Company's international customer base and, in certain instances, perform development activities.

          The Company's marketing activities include participation in industry trade shows and seminars, advertising in selected trade publications, public relations activities with the trade and business press, publication of technical articles and distribution of sales literature and product specifications. The Company's Internet website, http://www.dialogic.com, has become an increasingly important vehicle for Dialogic's marketing and customer support functions. As of December 31, 1996, the Company's marketing group consisted of 88 employees.

          The Company sold products to more than 3,000 customers during 1996. A total of 50 of these customers represented approximately 47% of Dialogic's revenues, and no customer accounted for 10% or more of revenues in 1996.

          The Company believes that customer service and support have been a significant factor in distinguishing the Company from other computer telephony component manufacturers. Given the need to blend signal computing component technology with applications software, it is important for Dialogic to maintain close communication with its customers. This communication enables Dialogic to educate existing and potential customers with respect to the functionality of the Company's product line and new product offerings and enables Dialogic to assess and understand the needs of its customers.

          The Company's technical developments are communicated to customers by its sales engineering group, its field applications engineering group, its technical support group, its design group and its website. The Company also furnishes its customers with documentation that provides performance and other data regarding complex systems configurations and alerts customers to the market opportunities available through utilization of Dialogic's products. Moreover, Dialogic's processor-driven products typically are software upgradeable. Thus, as developments in the technology for such products are introduced by the Company, that new technology typically can be incorporated into an existing call processing system by changing the software provided by Dialogic.

          In addition to having its sales representatives personally meet with larger customers in the field and having headquarters telemarketing representatives contact other developers by telephone, the Company provides engineering assistance to its customers and helps obtain any required certifications from regulatory authorities. The Company also offers extensive documentation describing its products and provides telephone support to assist its customers in their support of end users.

Competition

          The computer telephony industry is highly competitive. Moreover, the Company believes that competition is likely to intensify in the future. Dialogic believes that its principal competitors are (i) companies that specialize in particular computer telephony functions, (ii) companies that provide a broad range of computer telephony products and (iii) companies, many of which have substantially greater resources than Dialogic, which have chosen to, or which may choose to, produce computer telephony components in-house. Within the second group, Dialogic's principal competitors include Brooktrout Technology, Natural Microsystems and Rhetorex (a subsidiary of Octel). In the future, the Company may also face competition from new market entrants, including those with substantially greater resources and name recognition than Dialogic.

          New  and  enhanced   products  can  be  expected  from  the  Company's
competitors in the future. The competitive factors in the computer telephony components industry include the time required to produce a market-ready product, engineering expertise, product quality, reliability and performance, price, brand name awareness, customer support and service and access to distribution channels. The Company believes that it competes or may compete on the basis of the breadth and quality of its product line, its customer service and support, its technical capabilities, its name recognition and price.

          In high-volume applications, GammaLink faces competition from companies which offer multi-line products. In the LAN fax market, GammaLink faces competition from manufacturers of fax cards and fax modems. Other competitors have announced multi-channel fax cards combining voice and fax on the same processor. Spectron faces competition from both major corporate competitors and smaller companies and competes primarily on the basis of its technological advances and customer support and services.

          While the Company believes that its commitment to open computer telephony architectures positions Dialogic as a "technology enabler" for the computer telephony industry, this commitment may reduce the technical constraints that otherwise would limit the entry of additional competitors to the market and may commoditize Dialogic's market.

     Proprietary Rights

          The Company holds patents covering certain aspects of its technology and has applied for additional patent protection. While Dialogic believes that its technology provides it with certain competitive advantages, there can be no assurance that the Company's competitors will not be able to develop similar technology. Dialogic currently licenses certain technology from third parties and plans to continue to do so in the future. This statement regarding future licensing arrangements constitutes a Forward-Looking Statement. There can be no assurance that in the future the Company will be able to obtain licenses of intellectual property rights owned by third parties or that such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from manufacturing and marketing products incorporating that technology. Factors which could affect the Company's ability to maintain such licensing arrangements in the future include the strength of third-parties' patent protections, the willingness of such third-parties to contract with Dialogic, the availability of competing products and technologies, the cost of manufacturing alternative solutions and other competitors' responses.

          Dialogic has received from time to time, and may receive in the future, communications from third parties asserting intellectual property rights relating to certain of the Company's products and technologies. The Company investigates each of these claims. To date, most of these claims have been based on application-oriented patents that the Company would not directly infringe. However, application-oriented patents may be used by the holder to restrict the types of markets in which Dialogic or Dialogic's customers are able to compete. Application-oriented patents may also be used to induce customers and potential customers to purchase computer telephony components from competitors of the Company that are affiliated with the holders of such patents.

          The Company has received certain claims from holders of application-oriented patents asserting that Dialogic, as opposed to customers using the Company's components to build applications, may violate existing patent rights. There can be no assurance that in the future, other similar claims will not be made against Dialogic. Further, there can be no assurance that the Company will be able to resolve such claims, either by convincing the claimants that the Company's technology is non-infringing, obtaining a license on terms favorable to the Company, redesigning its products or defending any legal action taken against it. The costs that may be incurred by Dialogic in pursuing any such response could have a material adverse effect upon Dialogic. Should the Company or its customers be found to infringe the proprietary rights of others, the Company could be required to pay substantial damages to the infringed party, which in turn could have a material adverse effect upon Dialogic. Furthermore, intellectual property claims are frequently accompanied by claims of violations of applicable antitrust laws. Antitrust litigation is often fact-intensive and thus can be extremely time-consuming and expensive.

          From time to time, the Company considers steps to be taken with respect to outstanding patents prior to any claim being made by the patent holder against Dialogic or its customers. Such steps may include obtaining a license or joining or sponsoring litigation to challenge the validity of an outstanding patent. No assurances can be given that the commencement of any such litigation will not result in counterclaims being made directly or indirectly against the Company.

          In the computer telephony industry, intellectual property claims by third-parties can result in substantial expenditures of time, effort and money. For information regarding legal proceedings involving Dialogic and Brooktrout Technology, Inc., see "Legal Proceedings".

     Manufacturing

          The Company utilizes contract manufacturing for substantially all of its manufacturing processes, thereby allowing Dialogic to focus resources on its product development and customer support efforts. The Company has employed three principal suppliers located in New Jersey and New York - Electronic Associates, Inc., Ridge Associates and American Computer Assembly, Inc. - as well as small contract suppliers in California. The activities of these suppliers are coordinated by Dialogic's manufacturing personnel. The Company's internal operations consist primarily of production of prototypes, test engineering, materials purchasing and inspection, final product configuration and testing, quality control and service repair. The Company is currently negotiating a written agreement which, if consummated, would result in Dialogic's moving a significant amount of its manufacturing to another contract manufacturer. No assurances can be given as to whether or when such negotiations will result in an agreement being signed by the parties.

          At present, Dialogic does not have a long-term supply contact with any of its manufacturing subcontractors or component suppliers. Certain key components incorporated in the Company's products (including the DSPs used throughout Dialogic's product lines) are supplied by only one source, and others are available from limited sources. To date, Dialogic has been able to obtain supplies of products and components in a timely manner, in part because Dialogic's principal sole source products are acquired from well-established vendors with long-standing relationships with Dialogic. However, in the event that any of its sole source suppliers were to experience difficulties that resulted in a reduction or interruption in supply to the Company or in the event that any of Dialogic's contract manufacturers were unable to perform, Dialogic's results of operations could be materially adversely affected (after available inventory is used) until the Company establishes alternative sources. The Company owns all of the engineering and sourcing documentation and functional test equipment used in the manufacturing of its principal products and believes that it could shift product assembly to alternate suppliers or in-house if it experienced difficulties with its contract manufacturers. This statement regarding the availability of alternate approaches to contract manufacturing may constitute a Forward Looking Statement, which could be affected by several factors, including the demands imposed upon, and the sophistication of, alternate suppliers, the lead time available to such suppliers and market acceptance of the products made by means of such alternate approaches. Accordingly, actual results may differ materially from the Company's expectations.

Risk Factors

          This Annual Report contains, and Dialogic may make in the future, certain Forward-Looking Statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Risks and uncertainties applicable to Dialogic include the following:

          Risks Relating to Technological Developments. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Dialogic's future success will depend upon its ability to (i) enhance its current products, (ii) achieve the objectives of its DM3 Mediastream Resource Architecture, (iii) develop and introduce new products that keep pace with rapid technological developments and evolving industry and regulatory standards, (iv) respond to changes in customer requirements and (v) achieve market acceptance. In particular, the Company believes it must continue to respond to customers' needs for broad functionality and multiple platform support. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on Dialogic's business, operating results and financial condition. There can be no assurance that Dialogic will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the introduction of new products. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

          Competition. The computer telephony industry is highly competitive. Moreover, the Company believes that competition is likely to intensify in the future. For information regarding such competition, see "-- Competition". No assurance can be given that the Company will be able to compete successfully in the future or that price competition will not materially and adversely affect the Company's consolidated results of operations and financial condition.

          Fluctuations in Quarterly Operating Results. The Company's total revenues may vary significantly from quarter to quarter due to a variety of factors, including the timing of customer orders, changes in Dialogic's products, geographic and customer mix, the introduction of new products by the Company or its competitors, pricing pressures, regulatory developments, unanticipated development and/or manufacturing difficulties or expenses, and economic conditions. The Company typically operates with relatively little backlog and substantially all of its revenues in each quarter ordinarily result from orders received in that quarter. In addition, the Company often incurs significant development, sales and marketing expenses in anticipation of future revenues. If near-term demand for the Company's products weakens or if orders are not shipped in any quarter as anticipated, Dialogic's results of operations for that quarter could be materially and adversely affected. Any shortfall in revenues or earnings from the levels anticipated by analysts could have a substantial adverse impact on the market price of Dialogic's Common Stock. The Company is likely not to learn of any such shortfalls until late in its fiscal quarter.

          Uncertainties Relating to Proprietary Matters. For information regarding substantial risks relating to the availability of licenses to the Company and relating to potential intellectual property and related claims by third-parties, see "-- Proprietary Rights."

          Dependence on Sales by Third Parties. The Company's revenues are dependent upon the ability of its OEM and VAR customers to develop and sell computer telephony systems that incorporate Dialogic's modular components. Factors, including economic conditions, patent positions, regulatory requirements and other marketing restrictions, that adversely affect the revenues of Dialogic's OEM and VAR customers can have a substantial impact upon the Company's financial results. No assurances can be given that Dialogic's OEM and VAR customers will not experience financial or other difficulties that will materially and adversely affect their purchases from Dialogic and, in turn, the results of operations and financial condition of the Company.

          Risks Associated with International Operations. International operations are subject to certain risks, including changes in regulatory and standards requirements, exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences and specialized inventory requirements applicable to particular foreign countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. A substantial percentage (but not all) of the Company's international sales have been billed and collected in U.S. dollars. As the Company continues to expand its international operations, exposures to gains and losses on international currency transactions may increase. Dialogic does not currently engage in international currency hedging transactions.

          Dependence on Third-Party Suppliers. The Company contracts with three domestic companies for the manufacture of substantially all of its products. Certain key components incorporated in the Company's products (including the DSPs used throughout Dialogic's product lines) are supplied by only one source, and others are available from limited sources. The Company does not have a long-term agreement with any of these suppliers of services or components, although it is currently negotiating a written agreement with a contract manufacturer. See "-- Manufacturing". Although the Company has not experienced any material difficulties in obtaining supplies in the past, any reduction or interruption in supply from these third-party contractors could materially and adversely affect Dialogic's results of operations until alternative sources are established. Moreover, operating results could be materially and adversely affected by the receipt of defective components or products, an increase in prices from suppliers or the inability of Dialogic to obtain lower prices in response to competitive price reductions.

          Uncertainties Regarding Regulatory Matters. The Company seeks to obtain regulatory approvals for its products as a means of enabling its customers to bring their systems to market as rapidly as possible. Changes in regulations or in interpretations of regulations or delays in deregulation may substantially hamper end-users and Dialogic's customers and may cause such customers to delay or cancel orders.

          Dependence on Key Personnel. The Company depends substantially on key personnel involved in engineering, research and development, marketing, sales, finance and administration. The loss of the services of key persons in any functional area could have a material adverse effect on Dialogic's current operations and on new product development efforts. Dialogic's success depends upon its ability to attract and retain skilled employees. Its success also depends upon the ability of Dialogic's officers and key employees to manage growth successfully and to continue successful development of product enhancements and new products. There can be no assurance that the Company will be able to hire or retain sufficient qualified staff to meet its goals. The Company does not maintain key-person life insurance for any of its personnel.

          Risks  Associated with Potential  Acquisitions.  Since the date of its initial public offering in 1994, Dialogic has acquired GammaLink, Spectron, Dianatel and certain computer integrated telephony technology from Digital Equipment Corporation. The Company's business strategy contemplates that Dialogic will continue to seek to complement its internal growth with additional acquisitions of and investments in businesses in the computer telephony industry and related fields. Although management expects to carefully analyze any such opportunity before committing the Company's resources, there can be no assurance that such transactions will result in long-term benefits to Dialogic or that
Dialogic's   management  will  be  able  to  effectively  manage  the  resulting businesses.

          Excess or Obsolete Inventory. Dialogic's customers typically expect delivery of the Company's hardware and software products from stock. Because the manufacturing lead-time for several of Dialogic's products can be significant, the Company builds its products to meet forecasted demand. Although a portion of customer demand is ascertainable from volume purchase arrangements, the Company's forecasts also depend upon management's estimates of sales to existing and potential customers. Several factors could affect the accuracy of such estimates, including unanticipated changes in customer demand, new developments in the computer telephony industry, unanticipated development delays and competitive inroads into the Company's business. Should management's predictions prove to be inaccurate, the Company could have excess or obsolete inventory.

          Volatility of Stock Price. The market price of Dialogic's Common Stock has fluctuated significantly since its initial public offering in April 1994. Factors such as announcements of technological innovations or new products by Dialogic, its competitors or other third parties, consolidations within the computer telephone industry, quarterly variations in the Company's consolidated results of operations, shortfalls in the Company's revenues, gross margins or earnings from analysts' expectations, regulatory conditions, economic conditions, capital market conditions and general industry conditions, may all affect the market price of the Common Stock and cause it to fluctuate significantly. In addition, in recent years, the stock market in general, as well as the market prices of the stocks of many high technology companies in particular, experienced wide fluctuations which have not necessarily been related to the operating performance of individual companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant volatility.

Backlog

          Because the Company's products are typically shipped within one month of receipt of the order, the Company does not believe that its backlog as of any particular date is indicative of future sales levels.

Employees

          As of December 31, 1996, the Company had 905 full-time employees. The Company's continued success will depend in part upon its ability to attract and retain skilled employees. Dialogic has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.


Item 2.  Properties

          The Company's corporate headquarters are located in Parsippany, New Jersey, in a leased facility. The lease expires in 2005, with options to renew for two subsequent five-year terms. The lease presently covers approximately 192,000 square feet of space. Further, the Company has an option, exercisable through 1999, to expand the lease space by an additional 20,000 square feet. The Company also leases all of its other domestic and foreign offices. See Note 9 of the Notes to the Company's Consolidated Financial Statements incorporated by reference herein.


Item 3.  Legal Proceedings

          In June 1995, the Company entered into a settlement agreement that resulted in the dismissal of various legal proceedings involving, among others, the Company and Brooktrout Technology, Inc. ("Brooktrout"). In November 1995, Brooktrout filed a complaint in the United States District Court for the District of Massachusetts naming the Company, its GammaLink subsidiary and its Chairman of the Board as defendants. The complaint sought to rescind the settlement agreement and obtain unspecified compensatory and punitive damages on the basis of allegations that the defendants fraudulently induced Brooktrout to enter into the settlement agreement. The defendants deny the substantive allegations of this complaint and have filed a counterclaim seeking damages from Brooktrout. In December 1996, the District Court entered an order of summary judgment against Brooktrout dismissing certain of its claims, but leaving unresolved a statutory unfair practice claim by Brooktrout and leaving unresolved all of the defendants' counterclaims. Such order remains appealable at this time. Although outcomes of legal proceedings are difficult to predict and cannot be assured, the Company does not believe that such proceedings will materially adversely affect its consolidated financial condition, results of operations or liquidity.

          During the third quarter of 1996, a complaint was filed in New Jersey Superior Court against the Company and certain of its directors alleging that the defendants breached principles of common law fraud in connection with certain public statements made prior to the Company's July 8, 1996 press release announcing preliminary results for the quarter ended June 30, 1996. The complaint seeks monetary damages on behalf of a purported class of purchasers of the Company's Common Stock. Management is unable to predict a potential range of monetary exposure, if any, to the Company, but believes that the substantive claims asserted are without merit and that a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity is less than probable. However, based on the extent of the decline in the market price of the Company's Common Stock after such press release was published, an unfavorable result could have a material adverse effect on the Company.

          The Company is also engaged in other legal proceedings arising in the ordinary course of business, the results of which proceedings are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

          Management intents to defend each of the above-mentioned legal proceedings vigorously. The Company's statements in this Item 3 regarding the potential effect of each of these legal proceedings constitute Forward-Looking Statements. Actual results could differ materially from these statements, depending upon uncertainties that exist in any litigation relating to interpretations of legal issues and the development and presentation of factual issues.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


Item 4A.  Executive Officers of the Registrant

          The Company's executive officers, their respective ages (as of January 31, 1997) and their positions with the Company are set forth below:


        Name                     Age                                  Title

  Nicholas Zwick                 44      Chairman of the Board

  Howard G. Bubb                 42      President and Chief Executive Officer;
                                         Director

  John G. Alfieri                37      Vice President, Sales and Service, the
                                         Americas

  Kenneth J. Burkhardt, Jr.      51      Executive Vice President, New Business
                                         Development; Director

  Darrayl E. Cannon              49      Vice President, Operations

  Edward B. Jordan               36      Vice President, Chief Financial Officer
                                         and  Treasurer

  John E. Landau                 43      Vice  President  and General Manager,
                                         Dialogic Architecture Labs

  Samuel T. Liss                 38      Vice President, Corporate Marketing

  Theodore M. Weitz              50      Vice President, General Counsel and
                                         Secretary

          Mr. Zwick, a co-founder of the Company, has been a Director of the Company since Dialogic's inception in 1983, its President and Chief Executive Officer from 1985 to May 1993 and its Chairman of the Board since March 1993. Mr. Zwick was an Area Technical Manager and Field Applications Engineer for Advanced Micro Devices (a semiconductor manufacturing company) from 1979 to 1985.

          Mr. Bubb joined the Company as an Executive Vice President in July 1991. In August 1992, Mr. Bubb was promoted to Chief Operating Officer. In June 1993, he was promoted again to President and Chief Executive Officer. Prior to joining the Company, Mr. Bubb was a consultant from February 1991 to July 1991 and Senior Vice President and General Manager of Lexar Business Systems, a marketer of PBX products and an affiliate of Telenova, Inc., from December 1989 to January 1991. He served as Vice President of the telecommunications business of Memorex Telex, N.V. from January 1986 to December 1989.

          Mr. Alfieri was named Vice President, North American Sales and Service in January 1993. He has been employed by the Company since 1988, first as the Eastern Regional Manager and then (in 1990) as Manager of North American Sales. Prior to joining Dialogic, Mr. Alfieri held various sales and marketing positions within IBM from 1983 to 1988.

          Dr. Burkhardt, a co-founder of the Company, served as the Executive Vice President of Operations of the Company through October 1992, when he assumed his current position as Executive Vice President of New Business Development. He has been a Director of the Company since 1983. Dr. Burkhardt was a Systems Architect for Unisys Corporation, a computer systems company, from 1981 to 1986.

          Mr. Cannon was hired by Dialogic as its Vice President, Operations in September 1995. Prior to joining the Company, he served as the Vice President, Manufacturing and Quality Assurance, at McDATA Corporation (a supplier of data communications products) from 1992 to 1995 and as Vice President, Engineering and Manufacturing, at McDATA from 1990 to 1992. From 1983 to 1989, he served as a director of a power systems division of the NCR Corporation. From 1969 to 1983, Mr. Cannon held various manufacturing positions with NCR and Magnavox.

          Mr. Jordan joined the Company in 1987 as its controller and was named Dialogic's Chief Financial Officer in October 1992, Treasurer in March 1993 and Vice President in August 1993. Prior to joining the Company, he served in the Audit Department of Touche Ross & Co. (now Deloitte & Touche) from 1982 to 1986. Mr. Jordan is a Certified Public Accountant.

          Mr. Landau was named Vice President and General Manager, Dialogic Architecture Labs, in 1995. He served as Vice President, Marketing of the Company from February 1993 until 1995. Mr. Landau was as an area sales manager for Dialogic from May 1988 until February 1989. From February 1989 to 1990, he was the Director of Marketing at Benchmarq Microelectronics (a semi-conductor manufacturer) and from 1990 until he rejoined Dialogic in February 1993, Mr. Landau was Vice President, Marketing at Benchmarq Microelectronics. From November 1983 until May 1988, he held various marketing positions at Advanced Micro Devices (a semiconductor manufacturer) and from June 1978 until November 1983, he held various operations and product marketing responsibilities at Mostek Corporation (a semiconductor manufacturer).

          Mr. Liss joined Dialogic in February 1995 and was named to his present position in September, 1995. Prior to joining Dialogic, he served as the Manager of Channel Marketing within the Advanced Services Division of Novell from 1994 to 1995, the Eastern Region Sales Manager and then Director of Business Development of Fluent, Inc. (a multi-media software and hardware company which ultimately was acquired by Novell) from 1990 to 1994, an associate with the consulting firm of Booz, Allen & Hamilton from 1987 to 1990, a Product Line Marketing Manager for Analog Devices, Inc. (a semiconductor manufacturer) from 1984 to 1987 and as a sales engineer for Intel Corporation (a semiconductor manufacturer) from 1980 to 1982.

          Mr. Weitz joined the Company in January 1997 as its General Counsel and was named a Vice President and Secretary in February 1997. Prior to joining the Company, he served in senior counsel positions for Lucent Technologies in 1996, for AT&T from 1993 to 1996, for UNIX System Laboratories from 1991 to 1993 and for various AT&T affiliates from 1978 to 1991.

          The Company's executive officers serve at the pleasure of the Board, subject to contractual provisions when and if applicable.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and related Stockholder
         Matters

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1996 that is responsive to the information required with respect to this Item.

          During 1996, the registrant issued a total of 55,424 shares of its Common Stock pursuant to transactions that were not registered under the Securities Act of 1933, as amended (the "Act"). All of such shares were issued by the registrant in connection with its acquisition of Dianatel Corporation ("Dianatel") in June 1996. This acquisition was effected as a merger pursuant to which Dianatel became a wholly-owned subsidiary of the registrant. The issuance of such shares was exempt from registration under the Act pursuant to Section 4(2) of the Act as a transaction not involving a public offering of securities. At the time of the acquisition, Dianatel had six shareholders. Such shareholders' certificates have been legended, subject to the right of such shareholders to resell those shares pursuant to a registration statement filed by the registrant subsequent to the acquisition.


Item 6.   Selected Financial Data

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1996 that is responsive to the information required with respect to this Item.

Item 7. Management's Discussion and Analysis of Dialogic's Financial Condition and Results of Operations

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1996 that is responsive to the information required with respect to this Item.

Item 8.  Financial Statements and Supplementary Data

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1996 that is responsive to the information required with respect to this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.



                                    PART III

Item 10.  Directors of the Registrant

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1997 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.  Executive Compensation

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1997 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1997 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.  Certain Relationships and Related Transactions

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1997 annual meeting of shareholders that is responsive to the information required with respect to this Item.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) The following financial statements and related report are incorporated by reference into Item 8 of this Annual Report on Form 10-K (page references are to the Company's Annual Report to Shareholders for the year ended December 31, 1996):

                                                                         Page

 Independent Auditors' Report............................................ 8
 Consolidated Balance Sheets as of December 31, 1995 and
      1996............................................................... 9
 Consolidated Statements of Income for the Years Ended
      December 31, 1994, 1995 and 1996...................................10
 Consolidated Statements of Shareholders' Equity
      for the Years Ended December 31, 1994, 1995 and 1996...............11
 Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1994, 1995 and 1996...................................12
  Notes to Consolidated Financial Statements.............................13

          (b) The following financial statement schedule is filed as part of this Annual Report:

       Schedule                    Description                            Page

                        Independent Auditors' Report                       S-1

       II               Valuation and Qualifying Accounts                  S-2

          All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          (c) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

 Exhibit                                   Description

  3.1 Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-59598).

  3.2       By-laws,  as amended,  are  incorporated  by reference to Exhibit
            3.2 to the Registrant's Registration Statement on Form S-1
            (No. 33-59598).

  10.1 1986 Stock Option Program, and form of option agreement executed by certain optionees under such Program, are incorporated by
            reference  to  Exhibit   10.1  of  the  Registrant's  Registration
            Statement  on Form S-1 (No. 33-59598).

  10.2 1988 Incentive Compensation Plan, as amended and restated through March 28, 1997 (the "1988 Plan").

  10.3 Proposed amendments to the 1988 Plan approved by the Registrant's Board of Directors and submitted for shareholder approval at the 1997 Annual Meeting of Shareholders.

  10.4      1993  Non-Employee  Director  Stock  Option  Plan (the  "1993 Plan")
            is  incorporated   by   reference   to  Exhibit  10.3   of   the
            Registrant's Registration Statement on Form S-1 (No. 33-59598).

   10.5 Amended and Restated 1993 Plan approved by the Registrant's Board of Directors and submitted for shareholder approval at the 1997 Annual Meeting of Shareholders

   10.6 1997 Director Stock Election/Deferral Plan approved by the Registrant's Board of Directors and submitted for shareholder approval at the 1997 Annual Meeting of Shareholders

   10.7     Employment  Agreement  between  the  Registrant  and Howard G. Bubb,
            as amended,   is   incorporated   by  reference  to  Exhibit  10.4
            to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

   10.8 Registrant's loan agreements, as amended, are incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 (No. 33-59598).

   10.9     Registrant's headquarters lease, dated August 31, 1993, as amended.

   10.10    Registrant's   Agreement   and  Plan  of  Merger  with   Spectron
            Microsystems, Inc. is incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated March 10, 1995.

   10.11 1997 Incentive Benefit Plan approved by the Registrant's Board of Directors and submitted for shareholder approval at the 1997 Annual Meeting of Shareholders

   11.1     Calculation of Income Per Share.

   13.1 Incorporated portions of the Annual Report to Shareholders for the year ended December 31, 1996.

   21.1     Principal subsidiaries of the Registrant.

   23.1     Independent Auditors' Consent.

   24.1     Power of Attorney.

   27.1     Financial Data Schedule.


            (d) During the quarter ended December 31, 1996, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1997.

                                   DIALOGIC CORPORATION

                                   By:/s/ Edward B. Jordan
                                      ________________________________
                                      Edward B. Jordan, Vice President
                                      and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signatures             Title                             Date

/s/Howard G. Bubb*                 President, Chief Executive     March 31, 1997
_________________________          Officer and Director
   Howard G. Bubb

/s/Nicholas Zwick*
__________________________         Director                       March 31, 1997
   Nicholas Zwick

/s/Kenneth J. Burkhardt, Jr.*      Director                       March 31, 1997
_____________________________
   Kenneth J. Burkhardt, Jr.


/s/Edward B. Jordan                Chief Financial Officer
______________________________     and Treasurer (Chief           March 31, 1997
    Edward D. Jordan               Financial and Accounting
                                   Officer)



/s/Masao Konomi*                   Director                       March 31, 1997
____________________________
   Masao Konomi


/s/John N. Lemasters*              Director                       March 31, 1997
____________________________
   John N. Lemasters


/s/Francis G. Rodgers*             Director                       March 31, 1997
____________________________
   Francis G. Rodgers


/s/James J. Shinn*                 Director                       March 31, 1997
____________________________
   James J. Shinn


*/s/Edward B. Jordan
____________________________
    Edward B.Jordan,
    Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Dialogic Corporation
Parsippany, New Jersey

We have audited the financial statements of Dialogic Corporation as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 10, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Dialogic Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
February 10, 1997



                 SCHEDULE II - Valuation and Qualifying Accounts
                             (Dollars in thousands)


             Column A                          Column B           Column C                            Column D          Column E
---------------------------------------------------------------------------------------------------------------------------------
                                               Balance at         Charged to        Charged to
                                              beginning of        costs and           other              (1)            Balance at
               Description                       year             expenses           accounts        Deductions        end of year
               -----------                    ------------        -----------        ----------      -----------       -----------
     Allowance for Doubtful Accounts

December 31, 1994......................          $  608               358                1                418                549
December 31, 1995......................             549               724               37                416                894
December 31, 1996......................             894               724               57                846                829



(1)  Amounts include write-offs of accounts receivable deemed uncollectible.

                                  EXHIBIT INDEX


    EXHIBIT                                          DESCRIPTION

      10.2 1988 Incentive Compensation Plan, as amended and restated through March 28, 1997 (the "1988 Plan").

      10.3 Proposed amendments to the 1988 Plan approved by the Registrant's Board of Directors and submitted for shareholder approval at the 1997 Annual Meeting of Shareholders.

      10.5                     Amended  and  Restated   1993  Plan  approved  by
                               the Registrant's Board of Directors and submitted for shareholder approval at the 1997 Annual Meeting of Shareholders

      10.6 1997 Director Stock Election/Deferral Plan approved by the Registrant's Board of Directors and submitted for shareholder approval at the 1997 Annual Meeting of Shareholders

      10.9                    Registrant's  headquarters  lease,  dated August
                               31, 1993, as amended

      10.11 1997 Incentive Benefit Plan approved by the Registrant's Board of Directors and submitted for shareholder approval at the at the 1997 Annual Meeting of Shareholders

      11.1                     Calculation of Income Per Share

      13.1                     Incorporated   portions   of  the Annual Report
                               to Shareholders for the Year ended December 31, 1996

      21.1                     Principal subsidiaries of the Registrant

      23.1                     Independent Auditors' Consent

      24.1                     Power of Attorney

      27.1                     Financial Data Schedule