Form 10-Q
period 1997-03-31
DIALOGIC CORP
filed 1997-05-15
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1997 or

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

    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

    At March 31, 1997, there were 15,829,428 shares of Common Stock, no par value, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                 Page   Number

Part I.      Financial Information

   Item 1.   Financial Statements

             Consolidated Balance Sheets as of March 31, 1997        3
             and December 31, 1996

             Consolidated Statements of Income for the Three         4
             Months Ended March 31, 1997 and 1996

             Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1997 and 1996              5

             Notes to Consolidated Financial Statements              6


  Item 2.    Management's Discussion and Analysis of Financial       8
             Condition and Results of Operations

Part II.     Other Information

  Item 1.    Legal Proceedings                                      13

  Item 6.    Exhibits and Reports on Form 8-K                       13

         Signatures                                                 14

                          PART I. Financial Information

                          Item 1. Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                          March 31,          December 31,
                                                            1997                  1996
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                            $  10,749              $ 11,848
     Short term investments                                  35,059                37,473
     Accounts receivable (net of allowance for doubtful
        accounts of $982 in 1997 and $829 in 1996)           39,579                34,706
     Inventory - Net                                         28,643                27,762
     Deferred income tax benefits                             3,986                 3,871
     Other current assets                                     5,373                 5,086
                                                            -------               -------
        Total current assets                                123,389               120,746

PROPERTY AND EQUIPMENT - Net                                 22,588                20,408
GOODWILL - Net                                                4,178                 4,434
DEPOSITS AND OTHER ASSETS                                     2,497                 2,661
                                                            -------               -------

TOTAL ASSETS                                               $152,652              $148,249
                                                           ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                      $  8,692               $ 7,043
     Accrued expenses                                        10,188                 8,256
     Deferred income taxes payable                            3,643                 4,623
     Current maturities of long-term liabilities                550                   559
                                                            -------               -------

        Total current liabilities                            23,073                20,481

LONG-TERM LIABILITIES                                         2,771                 2,926

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value--10,000,000
        shares authorized; none issued
     Common stock, no par value--60,000,000 shares
        authorized; 15,829,428 and 15,774,222
        shares outstanding, respectively                       204                   203
     Additional paid-in capital                             47,672                46,740
     Retained earnings                                      75,498                72,271
     Net unrealized gains on available for sale securities   3,760                 5,614
     Cumulative translation adjustments                       (326)                   14
                                                          --------              --------
        Total shareholders' equity                         126,808               124,842
                                                          --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $152,652              $148,249
                                                          ========              ========

            See Notes to Unaudited Consolidated Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         Three Months Ended
                                                             March 31,
                                                           1997            1996
                                                           ----            ----

REVENUES                                                  $57,089       $48,732
COSTS AND EXPENSES:
     Cost of goods sold                                    21,769        19,751
     Research and development expenses                     12,254         8,877
     Selling, general and administrative expenses          18,374        13,483
     Interest expense                                          32             3
     Interest income                                         (386)         (757)
     Net realized loss (gains) on available
        for sale securities                                     4        (9,245)
                                                          -------       -------
           Total costs and expenses                        52,047        32,112
                                                          -------       -------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                           5,042        16,620
PROVISION FOR INCOME TAXES                                  1,815         6,008
                                                          -------       -------

NET INCOME                                                $ 3,227      $ 10,612
                                                          =======      ========

Income per share                                          $  0.20      $   0.65
                                                          =======      ========

Weighted average shares outstanding                        16,511        16,256
                                                           ======        ======



            See Notes to Unaudited Consolidated Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                   Three Months Ended March 31,

                                                      1997                1996
                                                      ----                ----
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                     $3,227             $10,612
     Adjustments to reconcile net income to
        net cash (used in) provided by
        operating activities:
          Depreciation and amortization              2,112               1,225
          Provision for inventory obsolescence         448                 215
          Provision for bad debts                      153                 218
          Deferred income taxes                       (113)               (157)
          Other                                        246              (9,051)
          Changes in operating assets
             and liabilities                        (3,061)             (1,620)
                                                    -------            --------
               Net cash provided by
                  operating activities               3,012               1,442
                                                    -------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (4,036)             (2,616)
     Purchases of available for sale securities       (721)            (27,848)
     Proceeds from available for sale securities sold  295              17,492
     Proceeds from sales of other investments          ---              10,100
                                                    ------              ------
     Net cash by used in investing activities       (4,462)             (2,872)
                                                    -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital
        lease obligations                               (9)                (30)
     Payments of current maturities of
        long term liabilities                         (250)               (250)
     Repayment of notes payable                        (21)                ---
     Proceeds from short-term borrowings               ---                 500
     Payments on short-term borrowings                 ---                (500)
     Exercise of stock options                         186                 164
     Issuance of common stock                          445                 292
                                                    ------             -------
          Net cash provided by financing activities    351                 176
                                                    ------             --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,099)             (1,254)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      11,848               5,987
                                                    ------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $10,749              $4,733
                                                   =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the period for:
     Interest                                     $     28             $    19
     Income taxes                                 $  1,124             $ 3,769
SUPPLEMENTAL INFORMATION OF NON CASH INVESTING
   AND FINANCING ACTIVITIES:

    Change in net unrealized gains on
       available for sale securities              $ (1,854)            $   903




            See Notes to Unaudited Consolidated Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   A.  Unaudited Condensed Consolidated Financial Statements

       In the opinion of management, the unaudited condensed consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended March 31, 1997 and 1996 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

       In accordance with the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Annual Report or Form 10-K for the fiscal year ended December 31, 1996.


2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per share," which is effective for the Company beginning December 15, 1997. This statement establishes standards for computing and presenting earnings per share (EPS), and replaces the presentation of primary EPS (previously defined in Accounting Principles Board (APB), No. 15), with a presentation of basic EPS. The Company does not expect the adoption of this statement will have a material effect on its consolidated financial statements.

3.     Inventory consisted of the following (in thousands):

                                           March 31,1997     December 31,1996
       Raw materials                       $  10,495              $ 10,399
       Work-in process                         5,525                 4,607
       Finished goods                         12,623                12,756
                                              ------                ------
                                           $  28,643              $ 27,762
                                              ======                ======

4.  Available for Sale Securities

    The following is a summary of the available for sale securities as of March 31, 1997 and December 31, 1996 ($000's):


March 31, 1997             Cost             Gross           Gross          Estimated
                                            Unrealized      Unrealized     Fair Value
                                            Gains           Losses


Municipal Bonds            $26,816             20                         $ 26,836
Equity Investments           1,954          6,302             (32)           8,224
------------------------------------------------------------------------------------
Total marketable securities  $28,770        6,322             (32)        $ 35,060
------------------------------------------------------------------------------------

December 31, 1996            Cost           Gross          Gross          Estimated
                                            Unrealized     Unrealized     Fair Value
                                            Gains          Losses


Municipal Bonds            $26,395               48                        $26,443
Convertible note; options    1,954            9,083            (7)          11,030
-----------------------------------------------------------------------------------
Total marketable securities$28,349            9,131            (7)         $37,473
--------------------------------------------------------------------------------------------------


Included in the convertible note and shares are equity securities of $792, net of unrealized gains of $274.



On January 1, 1997 the Company converted its note with Voice Control Systems Inc. into 1,264,474 shares of capital stock of VCS, after which the Company's total holdings in VCS amounted to 1,399,715 shares of capital stock. The shares were classified as available for sale under (SFAS) No. 115. The fair values of the Company's investments in VCS have been determined by reference to the market price for VCS stock as quoted on publicly traded exchanges on the representative valuation dates.

The price per share of VCS stock has declined approximately $2.00 to $5.875 at March 31, 1997 as compared to $7.88 at December 31, 1996. The decline has been reported net of tax in the equity section of the Company's balance sheet per
(SFAS) No. 115.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.     General

       The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the possibility that the Company's products may become obsolete in light of rapidly changing technological developments or that the Company may fail to respond adequately to such developments,
       (ii) the advances that other companies may make in the highly competitive CT industry, (iii) the likelihood that Dialogic revenues may vary significantly from accounting period to accounting period due to a variety of factors, including the timing of significant customer orders and other factors that impact customer demand, changes in Dialogic's products, geographic mix and customer mix, the introduction of new products by Dialogic or its competitors, pricing pressures or other competitive marketing initiatives, regulatory developments, economic conditions or unanticipated development and/or manufacturing difficulties or expenses, (iv) disputes that may arise in the future regarding the intellectual property rights of the Company, its competitors or other third-parties, (v) the outcome of litigation, which typically is difficult to predict in light of the uncertainties involved in legal proceedings, (vi) uncertainties resulting from the Company's dependence on only one or a limited number of sources for certain critical components and the Company's reliance upon a small number of third-party suppliers which perform manufacturing functions on behalf of the Company,
       (vii) the extent to which Dialogic is able to obtain regulatory approvals throughout the world, (viii) the Company's dependence on its personnel and its ability to attract and retain qualified personnel to support future technology developments and business growth, (ix) risks that may arise as a result of efforts to integrate any companies that Dialogic may acquire in the future and (x) the possibility that Dialogic may hold excess and obsolete inventory at any time as a result of the rapidly changing technology or needs of its customers. Such factors, as well as announcements of technological innovations or new products by Dialogic, its competitors or third-parties, consolidations or other substantial changes with or affecting the computer telephony industry, quarterly variations in the Company's results of operations, shortfalls in Dialogic's revenues, gross margins or earnings as compared with analysts' expectations, regulatory developments, capital market conditions and general and economic conditions, may also cause substantial volatility in the market price of the Company's common stock.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of costs and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in the Company's financial statements include allowances for accounts receivable, net realizable values of inventories and tax valuation reserves. Actual results could differ from these estimates.

B.     Results of Operations

       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of income.

                                                     Three Months Ended
                                                          March 31,
                                                       1997         1996
     Revenues                                         100.0%       100.0%
     Cost and expenses:
     Cost of goods sold                                38.1         40.5
     Research and development expenses                 21.5         18.2
     Selling, general and administrative expenses      32.2         27.7
     Interest (income) - Net                           (0.6)       (1.5)
     Realized (gains) on available
        for sale securities - Net                      ---        (19.0)
                                                      ------     -------
     Income before provision for income taxes           8.8        34.1
     Provision for income taxes                         3.1        12.3
                                                      ------     ------
     Net income                                         5.7%       21.8%
                                                      ======     =======


     The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statements of income. Three Months Ended March 31,1997 Compared With Three Months Ended March 31, 1996

     Revenues                                                   17.1%
     Cost and expenses:
     Cost of goods sold                                         10.2
     Research and development expenses                          38.0
     Selling, general and administrative expenses               36.3
     Interest (income) - Net                                   NSM(1)
     Realized (gains) on available
        for sale securities - Net
                       NSM(1)
     Income before provision for income taxes                  (69.7)
     Provision for income taxes                                (69.8)
     Net income                                                (69.6)
                                                               ======

  (1) Not statistically meaningful

       The Company's revenues increased by 17% during the first quarter of 1997, as compared with the same period in 1996. These revenue gains were primarily attributable to a growth in International business. International revenues increased 40% to $20 million as compared to $14.5 million during the quarter ended March 31, 1996. During the first quarter of 1997, sales growth was particularly strong in the Company's Asia/Pacific and Latin American markets. Domestic revenues, although below expectations, increased 7.9% to $36.5 million as compared to $34.2 million for the comparable quarter ended March 31, 1996. The shortfall from expectation is primarily attributable to timing related issues, delays in closing 1997 design wins and product availability. The following table reflects the Company's revenues segregated between domestic and international markets for the periods presented.

                                                          Three Months Ended
                                                               March 31,
                                                          1997            1996
                                                          (Dollars in millions)
Domestic:
     Amount                                               $36.9          $34.2
     Percentage of total revenues                          64.6%          70.2%
International:
     Amount                                               $20.2          $14.5
     Percentage of total revenues                          35.4%          29.8%

       Gross margins for the quarter ended March 31, 1997 were 61.9 % as compared to 59.5% for the quarter ended March 31, 1996. The increase in margins reflects the continued effects of Dialogic's cost reduction efforts across all product lines and general component cost reductions, offset partially by foreign exchange losses on intercompany purchases. The Company anticipates further cost reductions for the balance of 1997, through moving a larger proportion of production to a selected turnkey manufacturing subcontractor. The move is anticipated to be substantially complete by the end of the fourth quarter 1997. These statements regarding the timing and cost savings of such move represent Forward-Looking Statements. The actual efficiencies and cost savings could differ materially from the Company's expectations as a result of a variety of factors, including the time required to complete such transactions, the Company's relationship with the manufacturer, the manufacturing process, component availability, or the effect of issues internal to the manufacturer.

       Research and development expenses increased by $3.4 million or 38% to $12.3 million and represented 21.5% of revenues during the three months ended March 31, 1997 as compared to 18.2% of revenues for the quarter ended March 31, 1996. The increase in the dollar amount of such expenses reflect the continued expansion of the Company's engineering staff and related overhead; and continued substantial investment of engineering resources related to Dialogic's announcement of its DM3 Mediastream Resource Architecture ("DM3") announced in February 1997. DM3 represents a new set of specifications, hardware and core firmware modules that are intended to govern how the Company's next generation of products will be designed. The Company anticipates that research and development expenditures for the remainder of the year as a percentage of revenue will be below the 21.5% reported in the first quarter. This estimate regarding future research and development expenditures represents a Forward-Looking Statment. The actual cost of research and development as a percentage of revenue could differ materially from the Company's expectations as a result of a variety of factors including the timing of future revenue recognition, product market conditions and the availability of required resources.

       Selling, general and administrative expenses increased by $4.9 million or 36% and represented 32% of revenues for the three months ended march 31, 1997 as compared to 28% of revenues for the first quarter of 1996. The increase in Selling, General and Administrative expense is partially attributable to the continuing growth of domestic and international sales and marketing efforts associated with new product launches and new sales offices. In addition during the period ended March 31, 1997 the Company recognized amortization expense of goodwill associated with the acquisition of Dianatel Corporation on June 27, 1996. Amortization will continue to be expensed over its useful life not to exceed sixty months.

       Interest income for the period decreased $371,000 over the comparable period ended March 31, 1996. The decrease reflects the loss of interest income due to the conversion of the VCS (Voice Control Systems Inc.) note into capital stock of VCS in January of 1997. Dialogic will no longer receive interest income benefits for this transaction as the Company no longer holds an interest bearing obligation from VCS. Future gains or losses will be realized on disposition of the VCS equity. During the first quarter of 1996, the Company realized a pretax gain of $ 9.1 million on the sale of VCS stock.

       Net income for the first quarter of 1997 was $3.2 million or $.20 per share. For the comparable three month period ended March 31, 1996, excluding the after tax effect of realized gains on available for sale securities, net income was $ 4.8 million or $.30 per share. Earnings for the three months ended March 31, 1996, including the above mentioned item were $10.6 million or $.65 per share. Management believes that this additional measurement of earnings (excluding such gains) is useful and meaningful to an understanding of the operating performance of the Company. However, this measurement of earnings should not be considered by the reader as an alternative to net income as an indicator of the Company's operations, performance, or to cash flows as an indicator of liquidity. Weighted average shares outstanding increased from 16.3 million for the first quarter of 1996 to 16.5 million for the first quarter of 1997.

  C.   Financial Condition

       As of March 31,1997 and December 31, 1996, Dialogic had working capital of $100 million and a current ratio (i.e., the ratio of current assets to current liabilities) of 5.3 to 1 and 5.9 to 1, respectively. For the three months ended March 31, 1997, Dialogic's cash and cash equivalents decreased by $1.1 million. Cash flows provided by operating activities amounted to $3.0 million. Increases from net income, depreciation and amortization were partially offset by an increase in accounts receivable of $5.0 million. The average period during which accounts receivable are outstanding increased to 56 days. The increase is primarily due to the mix of international business. International accounts receivable generally remain outstanding for a period greater than 45 days. Cash flow used in investing activities was $4.5 million primarily for capital expenditures. Capital expenditures reflect the expansion of the Company's headquarters and costs associated with Dialogic's move of its GammaLink and Dianatel operations from Sunnyvale to Santa Clara, California. Cash provided by financing activities was $.4 million, consisting primarily of proceeds from the exercise of stock options and the issuance of common stock, offset by debt repayments. Dialogic believes that its current liquidity, coupled with cash generated from operations and credit available under its credit lines, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months. This statement constitutes a forward-looking statement. The actual sufficiency of such capital resources could differ materially from the Company's expectations, depending primarily upon the extent to which unanticipated capital requirements may arise and the extent to which unanticipated events may materially adversely affect the Company's profitability.

   PART II.  Other Information

         Item 1.  Legal Proceedings

                  For information regarding certain pending legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                        11.1 - Calculation of income per share March 31, 1997

                        11.2 - Calculation of income per share March 31, 1996

                        27.1 - Financial Data Schedule

                  (b) A Current Report on Form 8-K was filed on March 27, 1997 disclosing (under Items 5 and 7) the Company's March 27, 1997 press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DIALOGIC CORPORATION

                                             By: /s/Edward B. Jordan
                                                 _____________________
                                                 Edward B. Jordan
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer

Dated:  May 14, 1997

                                  EXHIBIT INDEX

Exhibit No.                     Exhibit                                  Page

     11.1            Calculation of Income Per Share                     E-1

     11.2            Calculation of Income Per Share                     E-2

     27.1            Financial Data Schedule                             E-3