Form 10-Q
period 1997-06-30
DIALOGIC CORP
filed 1997-08-13
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30,1997 or

[  ] Transition  report  pursuant to Section 13 or 15(d) of the  Securities
     Exchange  Act of 1934 for the transition period from ________ to _________.

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

At June 30,1997, there were 15,901,366 shares of Common Stock, no par value, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                    Page Number

Part I.       Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets as of June 30,1997 (unaudited)     3
              and December 31, 1996

              Consolidated Statements of Income for the Three and Six        4
              Months Ended June 30,1997 and 1996 (unaudited)

              Consolidated Statements of Cash Flows for the Six Months       5
              Ended June 30,1997 and 1996 (unaudited)

              Notes to Consolidated Financial Statements (unaudited)         6


    Item 2.   Management's Discussion and Analysis of Financial              8
              Condition and Results of Operations

Part II.          Other Information

      Item 1.     Legal Proceedings                                         12

      Item 4.     Results of Votes of Security Holders                    12-13

      Item 6.     Exhibits and Reports on Form 8-K                         13

             Signatures                                                    14


                          PART I. Financial Information

                          Item 1. Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                               June 30,         December 31,
                                                                                1997                1996
                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $17,115              $ 11,848
     Marketable securities                                                      34,510                37,473
     Accounts receivable (net of allowance for doubtful
        accounts of $1,109 in 1997 and $829 in 1996)                            36,674                34,706
     Inventory - net                                                            30,029                27,762
     Deferred income tax                                                         1,093                   ---
     Other current assets                                                       10,571                 8,884
                                                                                ------               -------
        Total current assets                                                   129,992               120,673

PROPERTY AND EQUIPMENT - net                                                    22,448                20,408
EXCESS COST OF NET ASSETS ACQUIRED                                               3,933                 4,434
OTHER ASSETS                                                                     2,900                 2,661
                                                                                 -----               -------

TOTAL ASSETS                                                                  $159,273              $148,176
                                                                              ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $8,618               $ 7,043
     Accrued expenses                                                           11,957                 7,911
     Income taxes payable                                                        3,903                 4,143
     Deferred income taxes                                                         ---                   752
     Current maturities of long-term liabilities                                   534                   559
                                                                              --------              --------
         Total current liabilities                                              25,012                20,408
                                                                                ------                ------

LONG-TERM LIABILITIES                                                            2,724                 2,926
                                                                               -------               -------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value--10,000,000 shares authorized;
        none issued
     Common stock, no par value--60,000,000 shares authorized;
     15,901,366 and 15,774,222 shares outstanding, respectively                    204                   203
     Additional paid-in capital                                                 48,502                46,740
     Retained earnings                                                          80,276                72,271
     Net unrealized gains on available for sale securities                       2,802                 5,614
     Cumulative translation adjustments                                           (247)                   14
                                                                              --------            ----------
        Total shareholders' equity                                             131,537               124,842
                                                                             ---------             ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $159,273              $148,176
                                                                              ========              ========


                             See Notes to Unaudited Consolidated Financial Statements



                      DIALOGIC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                           Three Months Ended              Six Months Ended
                                                                                June 30,                        June 30,
                                                                           1997         1996                 1997           1996
                                                                           ----         ----                 ----           ----

REVENUES                                                                  $63,196      $50,054             $120,285       $98,786
                                                                          -------      -------             --------       -------
COSTS AND EXPENSES:
     Cost of goods sold                                                    23,370       19,908               45,139        39,659
     Research and development expenses                                     12,595        9,366               24,849        18,243
     Selling, general and administrative expenses                          19,873       13,909               38,002        27,392
     Goodwill amortization                                                    245          ---                  490          ---
     Interest expense                                                         (25)         (66)                 (57)          (69)
     Interest income                                                          379          422                  765         1,179
     Net realized (losses) gains on available
        for sale securities                                                   ---          (25)                  (4)        9,219
                                                                         ----------   ---------            ---------       -------
           Total costs and expenses                                        55,729       42,852              107,776        74,965
                                                                          -------      -------              -------        ------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                                           7,467        7,202               12,509        23,821
PROVISION FOR INCOME TAXES                                                  2,688        2,636                4,503         8,643
                                                                           ------      -------                -----         -----

NET INCOME                                                                 $4,779     $  4,566               $8,006       $15,178
                                                                           ======     ========               ======       =======

Net income per share                                                     $   0.29     $   0.28             $    .49       $   .93
                                                                         ========     ========             ========       =======

Weighted average shares outstanding                                        16,375       16,489               16,437        16,369
                                                                          =======       ======               ======       =======



            See Notes to Unaudited Consolidated Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                       Six Months Ended June 30,

                                                                                       1997                1996
                                                                                       ----                ----
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                       $8,006            $15,178
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                                                4,523              2,549
          Provision for bad debts                                                        351                211
          Deferred income taxes                                                         (332)              (263)
          Changes in operating assets and liabilities                                   (892)           (13,649)
          Other                                                                           223            (8,042)
                                                                                    ---------         ----------
               Net cash provided by (used in) operating activities                     11,879            (4,016)
                                                                                      -------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (6,062)            (4,856)
     Purchases of available for sale securities                                       (4,609)           (40,945)
     Proceeds from available for sale securities sold                                  3,237             50,862
     Acquisition of business                                                            ---               ( 820)
                                                                                  ----------           ---------
     Net cash (used in) provided by investing activities                              (7,434)              4,241
                                                                                  ----------             -------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                                  (25)               (60)
     Payments of current maturities of long term liabilities                            (375)              (375)
     Repayment of notes payable                                                          (42)               ---
     Proceeds from short-term borrowings                                                 ---             11,150
     Payments on short-term borrowings                                                   ---            (11,150)
     Exercise of stock options                                                           422                451
     Issuance of common stock                                                            842                589
                                                                                  ----------            --------
          Net cash provided by financing activities                                      822                605
                                                                                  ----------            --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              5,267                830
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        11,848              5,987
                                                                                    --------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 17,115           $  6,817
                                                                                     =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the period for:
     Interest                                                                       $    57            $     66
     Income taxes                                                                   $ 3,557            $  9,631
SUPPLEMENTAL INFORMATION OF NON CASH INVESTING
   AND FINANCING ACTIVITIES:

    Change in net unrealized gains on available for sale securities                 $(2,812)           $ (1,966)
     Stock and options issued for acquisition of business                              ---             $  3,795



            See Notes to Unaudited Consolidated Financial Statements


                      DIALOGIC CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Unaudited Condensed Consolidated Financial Statements

       In the opinion of management, the unaudited condensed consolidated balance sheet at June 30,1997, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended June 30,1997 and 1996 include all adjustments (including normal recurring adjustments) necessary to present fairly in accordance with GAAP these financial statements.

       In accordance with the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

       Certain reclassifications were made to the 1996 financial statements to conform to the 1997 presentation.

 2.    Accounting Policies

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per share," which is effective for the Company beginning December 15, 1997. This statement establishes standards for computing and presenting earnings per share (EPS), and replaces the presentation of primary EPS (previously defined in Accounting Principles Board (APB), No. 15), with a presentation of basic EPS. The Company does not expect the adoption of this statement will have a material effect on its consolidated earnings per share.

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company beginning January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company believes that the information to be included in deriving comprehensive income, although not currently presented in a separate financial statement, is disclosed as a part of these financial statements.

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for the Company beginning January 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supercedes SFAS No. 14 and amends SFAS No. 94. The Company is currently evaluating the impact to its current financial statements of the implementation of SFAS 131.

3.     Inventory

       Inventory consisted of the following (in thousands):

                                                                June 30,1997            December 31,1996
       Raw materials                                                $10,679                     $ 10,399
       Work-in process                                                6,277                        4,607
       Finished goods                                                13,073                       12,756
                                                                   --------                       ------
                                                                    $30,029                     $ 27,762
                                                                    =======                     ========


4.  Available for Sale Securities

    The following is a summary of the available for sale securities as of June 30,1997 and December 31, 1996 ($000's):


June 30,1997                        Cost                Gross         Gross          Estimated
                                                     Unrealized     Unrealized    Fair Value
                                                        Gains         Losses


Municipal bonds                     $27,761               100           ---           $27,861
Equity investments                    1,954             4,844          (149)            6,649
--------------------------------------------------------------------------------------------------

Total marketable securities         $29,715             4,944          (149)          $34,510
--------------------------------------------------------------------------------------------------

December 31, 1996                   Cost                Gross            Gross         Estimated
                                                      Unrealized      Unrealized      Fair Value
                                                        Gains          Losses


Municipal bonds                     $26,395                48                          26,443
Convertible note; options             1,954             9,083            (7)           11,030
--------------------------------------------------------------------------------------------------

Total marketable securities         $28,349             9,131            (7)          $37,473
--------------------------------------------------------------------------------------------------


On January 1, 1997 the Company converted its note with Voice Control Systems Inc. into 1,264,474 shares of capital stock of VCS, after which the Company's total holdings in VCS amounted to 1,399,715 shares of capital stock. The shares were classified as available for sale under (SFAS) No. 115. The fair value of the Company's investment in VCS has been determined by reference to the market price for VCS stock as quoted on publicly traded exchanges on the representative valuation dates.

The price per share of VCS stock had declined to $4.75 at June 30,1997 as compared to $7.88 at December 31, 1996. The decline has been reported net of tax in the equity section of the Company's balance sheet per (SFAS) No. 115.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.       General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, effects of competitive forces and pace of deregulation in the telecommunications industry, commercialization and technological difficulties, capacity and supply constraints or difficulties, consolidating of capital resources, general business and economic conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Such factors may also cause substantial volatility in the market price of the Company's common stock.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of costs and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in the Company's financial statements include allowances for accounts receivable and net realizable values of inventories. Actual results could differ from these estimates.

B.    Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statements of income.


                                                              Three Months Ended               Six Month Ended
                                                                June 30,                            June 30
                                                              1997          1996                1997        1996
                     -----             ----
     Revenues                                               100.0%           100.0%            100.0%         100.0%
     Cost and expenses:
     Cost of goods sold                                      37.0             39.8              37.5            40.1
     Research and development expenses                       19.9             18.7              20.7            18.5
     Selling, general and administrative expenses            31.4             27.8              31.6            27.7
     Goodwill amortization                                    0.4             ---                0.4             ---
     Net interest income                                      0.6              0.7               0.6             1.1
     Net realized gains on available
        for sale securities - net                             ---              ---              ---             9.3
                                                          -------          --------           ------          ------
     Income before provision for income taxes                11.9             14.4              10.4            24.1
     Provision for income taxes                               4.3              5.3               3.7             8.7
                                                           ------          -------           -------         -------
       Net income                                             7.6%           9.1%                6.7%           15.4%
                                                            ======        =======            =======         ========


  The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statements of income.

                                                                    Three Months Ended        Six Months Ended
                                                                       June 30, 1997            June 30, 1997
                                                                       Compared With            Compared With
                                                                    Three Months Ended         Six Months Ended
                                                                       June 30, 1996             June 30, 1996

     Revenues                                                              26.3%                      21.8%
     Cost and expenses:
     Cost of goods sold                                                    17.4                       13.8
     Research and development expenses                                     34.5                       36.2
     Selling, general and administrative expenses                          42.9                       38.7
     Goodwill amortization                                                   (1)                        (1)
     Net interest income                                                     (1)                        (1)
     Net realized gains on available
        for sale securities                                                   (1)                       (1)
     Income before provision for income taxes                               3.7                      (47.5)
     Provision for income taxes                                             2.0                      (47.9)
     Net income                                                             4.7                      (47.3)

_______________________________
   (1) Not statistically meaningful

  The Company's  revenues increased by 26% during the second quarter of 1997 and by 22% during the first six months of 1997,  as compared  with the  equivalent periods in 1996.  Domestic revenue increased 17% and 12% for the three and six months ended June 30,1997 as compared to prior  periods.  Dialogic's  products for large telco and network service applications continue to lead the domestic growth.  International revenues continue to be strong,  increasing 50% and 44%
  for the three and six month periods  ended June 30,1997,  as compared with the equivalent  periods in 1996.  International  revenue  growth was  particularly strong in the Company's  Asia/Pacific  and Latin American  markets for the six month period ended June 30,  1997.  Korea and China were the largest  areas of international  growth.  The following  table  reflects the Company's  revenues
  segregated  between  domestic  and  international   markets  for  the  periods
  presented.





                                                                    Three Months Ended               Six Months Ended
                                                                        June 30,                       June 30, 1997
                                                                   ------------------------         ------------------
                                                                   1997              1996           1997          1996
                                                                   ----              ----           ----          ----
                                                                    (Dollars in millions)          (Dollars in millions)
Domestic:
     Amount                                                       $42.1             $36.0           $79.0        $70.2
     Percentage of total revenues                                  66.6%             71.8%           65.7%        71.0%
International:
     Amount                                                       $21.1             $14.1           $41.3        $28.6
     Percentage of total revenues                                  33.4%             28.2%           34.3%        29.0%


Gross margins increased for the three and six months ended June 30, 1997, to 63.0% and 62.5%, as compared to 60.2%and 59.9% for both the three and six months ended June 30, 1997. The increase in margins reflects the continued effects of Dialogic's cost reduction efforts across all product lines and general component cost reductions. The Company anticipates continued cost reductions for the balance of 1997, through moving a larger proportion of production to a selected turnkey manufacturing subcontractor. The move is anticipated to be substantially complete by the end of the fourth quarter 1997. These statements regarding the timing and cost-savings of the move represent Forward-Looking Statements. The actual efficiencies and cost savings could differ materially from the Company's expectations as a result of a variety of factors, including the time required to complete such transactions, the Company's relationship with the manufacturer, the manufacturing process, component availability, or the effect of issues internal to the manufacturer.

Research and development expenditures increased as compared to the three months ended June 30, 1996 by 34% to $12.6 million for the three month period ended June 30,1997 and by 36% to $24.8 million for the six months ended June 30,1997. Research and development expenses as a percentage of sales represented 20% and 21% for the three and six month period ended June 30,1997 as compared to 19% and 18% for the preceding year. The increase in research and development expenditures as compared to June 30,1996 in significant part reflects the continued substantial investment of engineering resources related to Dialogic's DM3 Mediastream Resource Architecture ("DM3") announced in the first quarter of 1997. The Company believes that investment in research and development is critical to future growth and anticipates investing at current levels throughout the remainder of 1997 in an effort to enable the Company to maintain its technological leadership in the market place. This estimate regarding future research and development as a percentage of revenue represents a Forward-Looking Statement and could differ materially from the Company's expectations as a result of a variety of factors including variations in revenue, product market and competitive conditions and the availability of required resources.

Selling, general and administrative expenses increased as compared to the three and six months ended June 30, 1996 by 43% to $19.8 million and 39% to $38.0 million for the three and six month periods ended June 30,1997. The increase in selling, general and administrative expenses is partially attributable to the continuing growth of domestic and international sales and marketing efforts and costs associated with the hiring and relocation of senior executive staff members. In addition during the six months ended June 30,1997 the Company recognized amortization expense of goodwill associated with the acquisition of Dianatel Corporation on June 27,1996. Amortization will continue to be expensed over the useful life not to exceed sixty months.

Net interest income for the six month period decreased $414,000 over the comparable period ended June 30, 1996. The decrease reflects the loss of interest income due to the conversion of the VCS (Voice Control Systems Inc.)
note into capital stock of VCS in January of 1997. Dialogic will no longer receive interest income benefits for this transaction as the Company no longer holds an interest bearing obligation from VCS. Future gains or losses will be realized on disposition of the VCS equity. During the first quarter of 1996, the Company realized a pretax gain of $ 9.1 million on the sale of VCS stock.

Net income for the second quarter of 1997 was $4.8 million or $.29 per share, and $8.0 million or $.49 per share for the six month period ended June 30, 1997. For the comparable three and six month periods ended June 30, 1996, excluding the after tax effect of realized gains on available for sale securities, net income was $4.6 million or $.28 per share and $9.4 million or $.58 per share, respectively. Earnings for the six months ended June 30,1996 including the above mentioned item were $15.2 million or $.93 per share. Management believes that this additional measurement of earnings is useful and meaningful to an understanding of the operating performance of the Company. However, this measurement of earnings should not be considered by the reader as an alternative to net income as an indicator of the Company's operations, performance, or to cash flows as an indicator of liquidity. Weighted average shares outstanding represented 16.4 million at June 30,1997 and 1996.

C.     Financial Condition

As of June 30,1997 and December 31, 1996, Dialogic had working capital of $105 million and $100 million respectively, and a current ratio (i.e., the ratio of current assets to current liabilities) of 5.2 to 1 and 5.9 to 1, respectively. For the six months ended June 30,1997, Dialogic's cash and cash equivalents increased by $3.9 million (net of unsettled security transactions of $1.4 million). Cash flows provided by operating activities amounted to $11.9 million including $8.0 million from net income and $4.5 million from depreciation and amortization. Cash flow used in investing activities was $7.4 million primarily for capital expenditures. Capital expenditures reflect the expansion of the Company's headquarters and costs associated with Dialogic's move of its GammaLink and Dianatel operations from Sunnyvale to Santa Clara, California. Cash provided by financing activities was $.8 million, consisting primarily of proceeds from the exercise of stock options and the issuance of common stock, offset by debt repayments. Dialogic believes that its current liquidity, coupled with cash generated from operations and credit available under its credit lines, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months. This statement constitutes a Forward-Looking Statement. The actual sufficiency of such capital resources could differ materially from the Company's expectations, depending among other things upon the extent to which unanticipated capital requirements may arise and the extent to which unanticipated events may have a materially adverse effect on the Company's profitability.

                           PART II. Other Information

Item 1.   Legal Proceedings

          For information regarding certain pending legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4.   Results of Votes of Security Holders

          The Annual Meeting of Stockholders was held on April 29, 1997, in Whippany, New Jersey. A class of two directors was nominated by the Board of Directors to serve for a three-year term and was elected at the meeting. At such meeting, 15,829,032 shares were entitled to vote and a plurality of the votes was needed for election. The Table below discloses the vote which was recorded for each nominee for office.

                                            In favor          Withheld
                   Masao Konomi             12,218,482          280,239
                   James J. Shinn           12,218,482          280,239


          The  results  of the voting on the  additional  items were as follows:

          a) To adopt the Company's 1997 Incentive Benefit Plan (as set forth in the Board's Proxy Statement).

            For              Against              Abstain        Broker non-vote

          7,685,101        1,838,393               75,986          6,229,552

          b) To  approve  the  Amendment  of   the  Company's   1988   Incentive
             Compensation Plan (as set forth in the Board Proxy Statement).

            For              Against              Abstain        Broker non-vote

          11,961,145         278,432               50,691          3,538,764

          c) To adopt the Amendment and Restated 1993 Non-Employee Director Stock Option Plan (as set forth in the Board's Proxy Statement).

            For              Against              Abstain       Broker non-vote

          11,987,716         278,802               23,750          3,538,764


          d) To adopt the Director Stock Election/Deferral Plan (as set forth in the Board's Proxy Statement)

            For              Against              Abstain       Broker non-vote

          12,103,612         114,256               74,000          3,537,164



         Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                        11.1 - Calculation of net income per share June 30,1997

                        11.2 - Calculation of net income per share June 30, 1996

                        27.1 - Financial Data Schedule

                  (b)  A Current  Report on Form 8-K  was   filed on May 1, 1997
                       disclosing (under Item 5) the appointment of Thomas G. Amato as Vice President and Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DIALOGIC CORPORATION

                                           By: /s/Thomas G. Amato
                                               Thomas G. Amato
                                               Vice President,
                                               Chief Financial Officer


Dated:  August 14, 1997

                                  EXHIBIT INDEX

Exhibit No.                 Exhibit                                      Page

     11.1             Calculation of Net Income Per Share                E-1

     11.2             Calculation of Net Income Per Share                E-2

     27.1             Financial Data Schedule                            E-3