Form 10-Q
period 1997-09-30
DIALOGIC CORP
filed 1997-11-05
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended September 30, 1997 or

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

                                  973-993-3000
              (Registrant's telephone number, including area code)

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

    At September 30, 1997, there were 16,034,606 shares of Common Stock, par value $0.01, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                    Page Number

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1997 (unaudited) 3 and December 31, 1996

           Consolidated Statements of Income for the Three and Nine          4
           Months Ended September 30, 1997 and 1996 (unaudited)

           Consolidated Statements of Cash Flows for the Nine Months         5
           Ended September 30, 1997 and 1996 (unaudited)

           Notes to Consolidated Financial Statements (unaudited)           6-7


Item 2.    Management's Discussion and Analysis of Financial                 8
           Condition and Results of Operations

Part II.   Other Information

      Item 1.     Legal Proceedings                                        11

      Item 6.     Exhibits and Reports on Form 8-K                         11

             Signatures                                                    12

                          PART I. Financial Information

                          Item 1. Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                          September 30,          December 31,
                                               1997                   1996
                                          (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents             $16,632              $ 11,848
     Marketable securities                  43,401                37,473
     Accounts receivable (net of
       allowance for doubtful
       accounts of $1,353 in 1997
       and $829 in 1996)                    39,669                34,706
     Inventory:
     Raw materials                           9,026                10,399
     Work in process                         9,598                 4,607
     Finished goods                         13,010                12,756
                                        ----------            ----------
                                            31,634                27,762
     Deferred income taxes                   4,301                 3,806
     Other current assets                    8,198                 5,161
                                       -----------           -----------
        Total current assets               143,835               120,756

Property and equipment - net                21,698                20,408
Excess cost of net assets acquired           3,688                 4,434
Other assets                                 2,750                 2,661
                                       -----------           -----------

TOTAL ASSETS                              $171,971              $148,259
                                       ===========              ========

LIABILITIES
Current liabilities:
     Accounts payable                    $  9,729               $  7,043
     Accrued expenses                      16,432                  7,911
     Income taxes payable                   1,500                    420
     Current maturities of
       long-term liabilities                  525                    559
                                         --------               --------
         Total current liabilities         28,186                 15,933

Long-term liabilities                       2,622                  2,926
Deferred income taxes                       1,989                  4,558

SHAREHOLDERS' EQUITY:
     Preferred stock, par value
        $0.01--10,000,000 shares
        authorized; none issued
     Common stock, par value $0.01--60,000,000
        shares authorized; 16,034,606 and
        15,774,222 shares outstanding,
        respectively                          206                    203
     Additional paid-in capital            50,677                 46,740
     Retained earnings                     86,628                 72,271
     Net unrealized gains on available for
       sale securities                      2,051                  5,614
     Cumulative translation adjustments      (388)                    14
                                         ---------              --------
        Total shareholders' equity        139,174                124,842
                                         ---------              --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $171,971               $148,259
                                         =========              ========

            See Notes to Unaudited Consolidated Financial Statements

                              DIALOGIC CORPORATION

                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)



                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,

                                      1997          1996      1997          1996
                                      ----          ----      ----         ----
Revenues                           $68,760        $55,432   $189,045    $154,218
Cost of goods sold                  25,882         22,733     71,021      62,392
                                   --------       -------    ---------  --------
Gross profit                        42,878         32,699    118,024      91,826
Research and development expenses   13,542         10,743     38,391      28,986
Selling, general and
  administrative expenses           19,610         15,093    57,612       42,485
Amortization of goodwill               245            187       735          187
                                 ---------       --------    ------       ------
Operating income                     9,481          6,676    21,286       20,168
Interest expense                        26             58        82          127
Interest income                        470            764     1,234        1,943
Net realized (losses) gains on
  available for sale securities        ---            ---       (4)        9,219
                                 ---------       --------    ------       ------
Income before provision for
  income taxes                       9,925          7,382    22,434       31,203
Provision for income taxes           3,573          2,589     8,076       11,232
                                 ---------       --------   -------       ------
Net income                         $ 6,352        $ 4,793  $ 14,358    $  19,971
                                 =========       ========   =======    =========
Net income per share              $   0.38       $   0.29  $   0.87    $    1.22
                                 =========       ========  ========    =========
Weighted average number
  of common shares                  16,623         16,400    16,499       16,387
                                 =========       ========  ========    =========



            See Notes to Unaudited Consolidated Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                Nine Months Ended September 30,

                                                    1997                1996
                                                    ----                ----
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                  $14,358            $19,971
     Adjustments to reconcile net income
       to net cash provided by (used in)
        Operating activities:
          Depreciation and amortization            7,004              4,225
          Deferred income taxes                   (1,550)              (650)
          Changes in operating assets
            and liabilities                          836            (15,482)
          Other                                    1,285             (8,451)
                                                 --------           --------
               Net cash provided by (used in)
                  operating activities            21,933              (387)
                                                 --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (7,548)           (7,415)
     Purchases of available for sale securities  (17,386)          (43,441)
     Proceeds from available for sale
        securities sold                            5,951            51,862
     Acquisition of business                        ---              ( 820)
                                                --------           --------
     Net cash (used in) provided by
       investing activities                      (18,983)              186
                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital
       lease obligations                            (34)               (72)
     Payments of current maturities of long
       term liabilities                            (500)              (500)
     Repayment of notes payable                     (63)               ---
     Proceeds from short-term borrowings            ---             12,625
     Payments on short-term borrowings              ---            (12,625)
     Exercise of stock options                    1,126                805
     Issuance of common stock                     1,305                989
                                                -------            -------
          Net cash provided by
            financing activities                  1,834             1,222
                                                -------            ------
NET INCREASE IN CASH AND CASH EQUIVALENTS         4,784             1,021
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   11,848             5,987
                                                -------            ------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $16,632           $ 7,008
                                                =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the period for:
     Interest                                   $    82           $   127
     Income taxes                                $8,938           $10,315
SUPPLEMENTAL INFORMATION OF NON CASH INVESTING
   AND FINANCING ACTIVITIES:

    Change in net unrealized gains on
      available for sale securities            $ (3,563)         $ (4,006)
    Stock and options issued for
      acquisition of business                      ---           $  3,795




            See Notes to Unaudited Consolidated Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.     Unaudited Condensed Consolidated Financial Statements

       In the opinion of management, the unaudited condensed consolidated balance sheet at September 30, 1997, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended September 30, 1997 and 1996 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods presented.

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

       Certain prior year amounts have been reclassified to conform to the 1997 presentation.

 2.    Accounting Policies

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for the Company beginning December 15, 1997. This statement establishes standards for computing and presenting earnings per share (EPS), and replaces the presentation of primary EPS (previously defined in Accounting Principles Board (APB) No. 15), with a presentation of basic EPS. The Company does not expect the adoption of this statement will have a material effect on its consolidated earnings per share.

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

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for the Company beginning January 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supersedes SFAS No. 14 and amends SFAS No. 94. The Company is currently evaluating the impact to its current financial statements of the implementation of SFAS 131.

3.   Available for Sale Securities

    The following is a summary of the available for sale securities as of September 30, 1997 and December 31, 1996 ($000's):


September 30, 1997              Cost          Gross               Gross       Estimated
                                            Unrealized         Unrealized     Fair Value
                                              Gains              Losses


Municipal bonds                $37,826          151                 ---         $37,977
Equity investments               1,954        3,738                (268)          5,424
---------------------------------------------------------------------------------------

Total marketable securities    $39,780        3,889               (268)         $43,401
---------------------------------------------------------------------------------------


December 31, 1997               Cost          Gross               Gross       Estimated
                                           Unrealized          Unrealized     Fair Value
                                             Gains               Losses


Municipal bonds                $26,395           48                ---          $26,443
Convertible note; options        1,954        9,083                (7)           11,030
----------------------------------------------------------------------------------------

Total marketable securities    $28,349        9,131                (7)          $37,473
----------------------------------------------------------------------------------------


On January 1, 1997 the Company converted its note with Voice Control Systems Inc. (VCS) into 1,264,474 shares of capital stock of VCS, after which the Company's total holdings in VCS amounted to 1,399,715 shares of capital stock. The shares were classified as available for sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Company's investment in VCS has been determined by reference to the market price for VCS stock as quoted on publicly traded exchanges on the representative valuation dates. The price per share of VCS stock had declined to $3.88 at September 30, 1997 as compared to $7.88 at December 31, 1996.

Unrealized gains/losses are reported net of tax in the equity section of the Company's balance sheet per SFAS No. 115.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.       General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, effects of competitive forces and pace of deregulation in the telecommunications industry, the status of intellectual property rights, commercialization and technological difficulties, capacity and supply constraints or difficulties, consolidating of capital resources, general business conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Such factors may also cause substantial volatility in the market price of the Company's common stock.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of costs and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in the Company's financial statements include allowances for accounts receivable, product returns and net realizable values of inventories. Actual results could differ from these estimates.

 B.  Results of Operations

Consolidated revenues increased 24.0% and 22.6% for the three and nine months ended September 30, 1997, respectively, compared to the equivalent prior year periods. Americas' revenue increased 21.4% to $46.9 million and 15.7% to $125.9 million for the three and nine months ended September 30, 1997 as compared to the prior periods. Dialogic's products for large Telco and network service applications continue to lead the growth experienced in the Americas. In addition, Dialogic's DM3 media stream processor and development platform began shipment of beta product during the quarter ended September 30, 1997. International revenues continue strong, increasing 30.2% and 39.2% for the three and nine month periods ended September 30, 1997. International revenue growth was particularly strong in the Company's Asia/Pacific and Latin American markets for the nine month period ended September 30, 1997. Gross margins increased for the three and nine months ended September 30, 1997, to 62.4%, as compared to 59.0% and 59.5% for the three and nine months ended September 30, 1997. The increase in margins reflects the continued effects of Dialogic's cost reductions. The Company anticipates sustaining the current cost reduction level for the balance of 1997, facilitated via its move of production to a selected turnkey manufacturing subcontractor. The move is anticipated to be substantially complete by the end of the fourth quarter 1997. These statements regarding the timing and cost-savings of the move represent Forward-Looking Statements. The actual efficiencies and cost savings could differ materially from the Company's expectations as a result of a variety of factors, including the time required to complete such transition, the Company's relationship with the manufacturer, the manufacturing process, component availability, or the effect of issues internal to the manufacturer.

Research and development expenses as a percentage of sales represented 19.7% and 20.3% for the three and nine month period ended September 30,1997 as compared to 19.4% and 18.8% for the preceding year. The increase in research and development expenditures during 1997 in significant part reflects the continued substantial investment of engineering resources related to Dialogic's DM3 Mediastream Resource Architecture ("DM3") announced in the first quarter of 1997. The Company believes that investment in research and development is critical to future growth and anticipates investing at current levels throughout the remainder of 1997 in an effort to enable the Company to maintain its technological leadership in the marketplace. This estimate regarding future research and development as a percentage of revenue represents a Forward-Looking Statement; actual results could differ materially from the Company's expectations as a result of a variety of factors, including variations in revenue, product market and competitive conditions, the availability of required resources and the Company's technological needs.

Selling, general and administrative expenses represented 28.5% and 30.5% of sales for the three and nine month periods ended September 30, 1997 as compared to 27.2% and 27.5% for the comparable periods ended September 30, 1996. The increase in selling, general and administrative expenses is partially attributable to the continuing growth of domestic and international sales and marketing efforts, nonrecurring consulting charges and increasing costs associated with internal technology. In addition during the nine months ended September 30, 1997 the Company recognized amortization expense of goodwill associated with the acquisition of Dianatel Corporation on June 27,1996. Amortization will continue to be expensed over the useful life not to exceed sixty months.

Net interest income for the nine month period decreased $664,000 over the comparable period ended September 30, 1996. The decrease reflects the loss of interest income due to the conversion of the VCS (Voice Control Systems Inc.)
note into capital stock of VCS in January of 1997. Dialogic will no longer receive interest income benefits for this transaction as the Company no longer holds an interest bearing obligation from VCS. Future gains or losses will be realized on disposition of the VCS equity. During the first quarter of 1996, the Company realized a pretax gain of $ 9.1 million on the sale of VCS stock.

Net income for the third quarter of 1997 was $6.4 million or $.38 per share, and $14.4 million or $.87 per share for the nine month period ended September 30, 1997. For the comparable three and nine month periods ended September 30, 1996, excluding the after tax effect of realized gains on available for sale securities in the first quarter of 1996, net income was $4.8 million or $.29 per share and $14.1 million or $.87 per share, respectively. Earnings for the nine months ended September 30,1996 including the above mentioned item were $20.0 million or $1.22 per share. Management believes that this additional measurement of earnings is useful and meaningful to an understanding of the operating performance of the Company. However, this measurement of earnings should not be considered by the reader as an alternative to net income as an indicator of the Company's operations or performance, or to cash flows as an indicator of liquidity. Weighted average shares outstanding represented 16.5 and 16.4 million respectively at September 30, 1997 and 1996.

  C.     Financial Condition

As of September 30, 1997 and December 31, 1996, Dialogic had working capital of $116 million and $105 million respectively, and a current ratio (i.e., the ratio of current assets to current liabilities) of 5.1 to 1 and 7.6 to 1, respectively. For the nine months ended September 30, 1997, Dialogic's cash and cash equivalents increased by $3.3 million (net of unsettled security transactions of $1.5 million). Cash flows provided by operating activities amounted to $21.9 million including $14.4 million from net income and $7.0 million from depreciation and amortization. Cash flow used in investing activities was $8.9 million (net of investing excess cash of $10 million) primarily for capital expenditures. Capital expenditures reflect the expansion of the Company's headquarters and costs associated with Dialogic's move of its GammaLink and Dianatel operations from Sunnyvale to Santa Clara, California. Cash provided by financing activities was $1.8 million, consisting primarily of proceeds from the exercise of stock options and the issuance of common stock, offset by debt repayments. Dialogic believes that its current liquidity, coupled with cash generated from operations and credit available under its credit lines, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months. This statement constitutes a Forward-Looking Statement. The actual sufficiency of such capital resources could differ materially from the Company's expectations, depending among other things upon the extent to which unanticipated capital requirements may arise and the extent to which unanticipated events may have a materially adverse effect on the Company's profitability.

                           PART II. Other Information

Item 1.    Legal Proceedings

           For information regarding certain pending legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                11.1 - Calculation of net income per share September 30, 1997

                11.2 - Calculation of net income per share September 30, 1996

                27.1 - Financial Data Schedule

           (b) No current reports on form 8-K were filed by the registrant during the quarter ended September 30, 1997.

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


Dated:  November 5, 1997

                                  EXHIBIT INDEX

Exhibit No.                   Exhibit                                  Page

     11.1           Calculation of Net Income Per Share                E-1

     11.2           Calculation of Net Income Per Share                E-2

     27.1           Financial Data Schedule                            E-3

                                  Exhibit 11.1

                      DIALOGIC CORPORATION AND SUBSIDIARIES

                       CALCULATION OF NET INCOME PER SHARE
                    (In thousands, except per share amounts)



                                                Three Months Ended      Nine Months Ended
                                                September 30, 1997      September 30, 1997
                                                -------------------     -------------------


Net income applicable to shares used in
    calculation of net income per share             $6,352                  $14,358
                                                    ======                  =======

Shares used in calculation of net income per share:
Weighted average shares outstanding                 15,994                   15,888
Dilutive effect of stock options after
    application of treasury stock method               629                      611
                                                   -------                   -------

Number of shares used in calculation
    of net income per share                         16,623                   16,499
                                                    ======                   ======


Net income per share                              $    .38                 $    .87
                                                  ========                 ========


                            Exhibit 11.2
                      DIALOGIC CORPORATION AND SUBSIDIARIES

                       CALCULATION OF NET INCOME PER SHARE
                    (In thousands, except per share amounts)



                                                                  Three Months Ended       Nine Months Ended
                                                                  September 30, 1996        September 30, 1996
Net income applicable to shares used in
    calculation of net income per share                              $ 4,793                    $ 19,971
                                                                     =======                    ========

Shares used in calculation of net income per share:
Weighted average shares outstanding                                   15,714                      15,616
Dilutive effect of stock options after
    application of treasury stock method                                 686                         771
                                                                    --------                  -----------

Number of shares used in calculation
           of net income per share                                    16,400                      16,387
                                                                    ========                  ==========

Net income per share                                               $     .29                   $    1.22
                                                                    ========                  ==========
