Form 10-K
period 1997-12-31
DIALOGIC CORP
filed 1998-03-27
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                   FORM 10-K

[X] Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities Exchange
    Act of 1934 for the fiscal  year ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

                        Commission File Number 33-59598

                              DIALOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

         New Jersey                                      22-2476114
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

           1515 Route 10, Parsippany, New Jersey 07054 (973) 993-3000
      (Address and telephone number, including area code, of registrant's principal executive office)

       Securities registered pursuant to Section 12(b) of the Act: none.

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [X]          No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates as of February 1, 1998 was approximately $352,203,000.

     Number of shares  of Common  Stock  outstanding  as of  February  1,  1998:
16,122,367.

     Documents incorporated by reference: Annual report to shareholders for the year ended December 31, 1997 (Part II); Definitive proxy statement for the registrant's 1998 annual meeting of shareholders (Part III).

                              DIALOGIC CORPORATION
                               TABLE OF CONTENTS

PART I                                                                 Page


Item 1  Business of the Company                                            3
Item 2  Properties                                                        25
Item 3  Legal Proceedings                                                 25
Item 4  Submission of Matters to a Vote of Security Holders               27
Item 4A Executive  Officers of the Registrant                             27

PART II

Item 5  Market  for  the   Registrant's   Common  Equity
        and Related Stockholder Matters                                   30
Item 6  Selected Financial Data                                           30
Item 7  Management's  Discussion  and  Analysis  of Results of
        Operations and Financial  Condition                               30
Item 7A Quantitative   and  Qualitative Disclosure About Market
        Risk                                                              30
Item 8  Financial Statements and Supplementary Data                       30
Item 9  Changes  in and  Disagreements  with Accountants
        on Accounting and Financial Disclosure                            30

PART III

Item 10 Directors of the Registrant                                       31
Item 11 Executive Compensation                                            31
Item 12 Security Ownership of Certain Beneficial Owners and Management    31
Item 13 Certain Relationships and Related Transactions                    31

PART IV

Item 14 Exhibits, Financial Statements Schedules and Reports on Form 8-K  32

Signatures     .........................................................  39

Item 1.  Business of the Company

Introduction

     Incorporated in New Jersey in 1983, Dialogic Corporation has its principal executive offices located at 1515 Route 10, Parsippany, New Jersey 07054. The terms "Company" and "Dialogic" used in this report refer to the Registrant and its consolidated subsidiaries unless the context indicates otherwise(1). Acquired companies include GammaLink, a manufacturer of facsimile boards ("GammaLink"), and Dianatel Corporation, a manufacturer of digital network interface and other signal computer products ("Dianatel"), each of which have been merged into the Company.

     On February 17, 1998, the Company sold the assets of its Spectron Microsystems, Inc. subsidiary to Texas Instruments, Inc. for approximately $26 million in cash and the assumption of substantially all of Spectron
Microsystems' liabilities. Spectron Microsystems was in the business of developing software for DSP operating systems.

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

     The Company's signal computing products receive and process signals from telecommunications networks and perform computing functions to convert the signals to data

_________________
(1) Dialogic, GammaLink, Dianatel and many of the Company's product names referred to herein are trademarks or trade names of the Company. This Annual
Report also includes references to trademarks and trade names of other companies.

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

     Database  interaction  applications,   which  query  and  make  changes  to
databases based on touchtone or voice input, including:

             Audiotex  - giving  24-hour  telephone  access  to a  menu-selected database of recorded (spoken) information

             Fax-on-demand - giving 24-hour telephone  access to a menu-selected database of printed information

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

            Personal  communications  agents,  which  screen  and  forward calls based  on a  user's  itinerary  and instructions

   Internet gateway applications, including:

            Voice over the Internet

            Fax over the Internet


Strategy

          The first computer telephony systems, like the first computing systems, were built using proprietary hardware and software. Over the last few years numerous computer telephony vendors have adopted open, or non-proprietary, personal computer ("PC") platforms and standard operating systems, such as Windows NT, Windows 95, UNIX, OS/2, or DOS, as elements of their computer telephony systems. This shift toward open platforms has been driven by the rapid increase in performance and power of standard microprocessors, the general availability of add-on hardware and software components, growth in the functionality of the PC and cost savings due to lower PC prices.

          The Company's strategy is to position Dialogic to benefit from the growing acceptance of open call processing systems. The Company seeks to support this strategy through the following approaches:

          Advocate Open Systems. The Company believes that open architectures provide many advantages to systems developers, including (i) reducing the time needed to bring new products to market, (ii) reducing customers' maintenance and continuing engineering costs, (iii) providing access to a variety of technologies from third-party vendors, (iv) enabling customers to focus their efforts on marketing and end-user applications, (v) protecting customers so that they will not be dependent upon a particular technology and therefore be precluded from accessing new technologies and (vi) enabling customers and end-users to benefit from the economies associated with open architectures. As part of its commitment to open architectures, Dialogic designs its modular components to satisfy established industry standards. Its products work in a variety of PC platforms and form factors and support standard operating systems. Furthermore, to support its international sales efforts, the Company designs its products to meet international telecommunications standards. At the same time, Dialogic advocates the value to end users of requesting their computer telephony vendors to provide open systems, thereby encouraging the "pull through" of open components.

          Develop Signal Computing Technologies. Dialogic believes that voice, image and data processing technologies are converging at a rapid rate. This convergence is reflected in the demand for unified messaging systems in the telecommunications and computing industries. In the telecommunications field, voice processing systems are being designed to integrate voice, fax and e-mail messages; similarly, within the computing industry, unified messaging may be addressed by servers that provide the client with access to voice, fax and e-mail messages. By focusing on signal computing technologies, such as the Company's DM3 Mediastream Architecture, Dialogic seeks to have its products incorporated in a wide variety of business computing applications that address one or more voice, image and data processing functions. As PC platforms decline in price and continue to be widely deployed, and as reliable, user-friendly multi-tasking operating systems become more widely accepted, the Company intends to provide its customers with products that support multi-application uses and that benefit from this technological convergence. This statement regarding the Company's intent constitutes a Forward-Looking Statement. Actual results may differ from the Company's intentions as a result of a number of factors, including the extent to which the Company is able to respond to technological developments and competitive responses. See "--Risk Factors".

          Initiate and Promote Uniform Standards. Dialogic's Signal Computing System Architecture ("SCSA") reflects the Company's commitment to the expansion of existing call processing technology through open architectures. The goal of SCSA is to develop and gain broad domestic and international acceptance for a variety of computer telephony standards and technologies. The essential elements of SCSA are the development of (i) software standards for use by the computer telephony industry, (ii) buses with increased bandwidth and capability to support high capacity platforms, (iii) a wide range of products available from multiple vendors that enable systems developers to integrate voice, image and data technologies in order to build unified messaging solutions and (iv) technologies that will permit scaleability from single node stand-alone systems to multi-node distributed systems, thereby allowing customers to expand from low to high capacity products with relative ease. SCSA participants include computer suppliers, component manufacturers, hardware suppliers, algorithm and technology developers, call processing systems suppliers and leading telecommunications equipment manufacturers. Substantially all of the major products in Dialogic's current product line incorporate one or more aspects of SCSA. In 1995, Dialogic joined Digital Equipment Corporation, Ericsson Business Networks, Hewlett-Packard and Northern Telecom in forming the Enterprise Computer Telephony Forum ("ECTF"). The principal goal of the ECTF is to oversee the evolution of industry-wide standards implementation for computer telephony. Dialogic has contributed to ECTF its Telephone Application Object
          (TAO) software framework to assist in the development of a series of open interfaces. In the Internet field, Dialogic has been active in the VON Coalition, the International Multimedia Teleconferencing Consortium and other bodies advocating standards for Internet products that will enable different vendors' gateways and products to interoperate.

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

          Develop Collaborative Customer Relationships. Dialogic believes that it is essential to maintain close communications with its customers in order to understand their needs. Through contacts at both the field and management levels, the Company reviews application design and hardware configuration issues and application objectives with its customers. Dialogic seeks to serve as a problem solver in helping to construct new and enhanced call processing systems. The Company also seeks to educate systems developers about the broad range of applications that may be provided through use of the Company's computer telephony components, in part by conducting seminars to train customers' engineers in the use and potential applications of Dialogic modules. To this end, Dialogic has helped create Dialogic User Forum, Inc., a body designed to facilitate customer feedback to Dialogic.

          Expand International Presence. Dialogic believes that advances in voice, image and data processing technologies, growing international acceptance of the benefits available from these technologies and deregulation and privatization of international telecommunications networks will drive increased acceptance of computer telephony technology in international markets. Thus, during February 1997, negotiators at the World Trade Organization in Geneva signed a telecommunications pact designed to open telephony markets to competition. Statements on future market acceptance are Forward Looking Statements. See "--Risk Factors." No assurances can be given with respect to the pace of deregulation and privatization, which may differ significantly from country to country or the degree to which deregulation and privatization will result in demand for Company products. The Company's familiarity with international regulatory requirements has enabled it to gain approvals for its products in several international markets, thus providing its customers with the opportunity to reduce the time necessary to market their products internationally.

          Complement Internal Growth with Strategic Acquisitions and Investments. Prior to the acquisition of GammaLink in June 1994, Dialogic's growth had occurred principally through internal development. However, as reflected in its past transactions, Dialogic believes that opportunities exist to extend and enhance its current lines of business and distribution capabilities through investments in or acquisitions of businesses in the computer telephony industry and related fields. Management intends to analyze acquisition opportunities that become available to the Company and to consider pursuing those opportunities that complement or supplement its business strategies.

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

Products

          Dialogic's signal computing products are computer expansion boards which typically fit in a PC chassis and operate under the control of an industry standard PC operating system, such as Windows NT, Windows 95, UNIX, OS/2 or DOS. With its emphasis on developing modular building blocks for computer telephony systems, Dialogic offers products that operate over a continuum in performance and density. Its traditional products enable developers to create call processing systems with voice processing, facsimile, data, speech recognition, and speech synthesis capabilities. Its high density products, introduced during 1994 as the Company's first implementation of SCSA, provide advanced switching and computer telephony features that enable Dialogic's customers to extend their product offerings into call center and enhanced services environments. Its VME platform products, consisting of high density products based on the VME computer bus and form factor, are designed to support existing call processing features with significant enhancements for telephone central office use.

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

Technologies Supported by Dialogic Products

          Dialogic's platforms support a variety of technologies, whose functionality in finished products is largely driven by application software and middleware supplied by the Company's customers and other third-parties. These technologies include:

     Voice. Voice technology involves processing and manipulating audio signals in a computer telephony system. Voice technology functions include filtering, analyzing, recording, digitizing, compressing, storing, expanding and replaying such signals, as well as receiving, recognizing and generating specific telephone and network tones. In addition, this technology includes multiparty voice conferencing.

     Network Interfaces. A call coming from the telephone network to a computer telephony system can be carried on a variety of lines, from analog loop start to digital, T-1 and E-1 and primary rate integrated services digital network (ISDN) lines. These calls can be routed to analog and digital basic rate interface (BRI) station devices for call center applications. Dialogic manufactures and sells platforms that are compatible with various popular network interfaces utilized throughout the world.

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

     Switching. Switching involves routing, transferring and connecting voice signals between multiple chassis.

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

High Density Products

          Voice Processing

          Dialogic's D/160SC-LS, D/240SC-TI, D/300SC-E1, D/480SC-T1, and D/600SC-E1 are 16, 24, 30, 48 and 60 port DSP - based voice boards with onboard analog, digital T-1 and digital E-1 telephone interfaces. Based upon SCSA standards, these platforms enable developers to build high density systems by configuring multiple boards in a single PC. Applications include voice messaging, interactive voice response, voice/audio response, audiotex, operator services, telemarketing/call centers, dictation, auto dialers, notification systems and on-line data entry and query. The Company's 1996 introduction of Dual Span boards doubled the available density.

          In 1997, the Company introduced its QuadSpan series of digital voice and network interface boards. These platforms provide four E-1 or T-1 lines of service termination and call processing for up to 120 voice channels in a single PC slot. The QuadSpan boards are functionally equivalent to four single-span boards, such as the D/300SC-E1, combined into one single-slot board.

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

          The DT1/240SC, DT1/241SC, DT1/300SC, and DT1/301SC are digital interface boards which provide T1/E1 network connections for 24 T-1 and 30 E-1 lines. These boards, which connect to other call processing boards over a digital bus, support Dialogic's SCbus and also provide access to worldwide ISDN networks. Dual span configurations (the DT1/480SC, DT1/600SC, DT1/960SC, and DT1/1200SC) permit similar connections for 48 and 96 T-1 and 60 and 20 E-1 lines.

          The D/240PCI-T1 and D/300PCI-E1, introduced in 1997, are high density PCI versions of the D/240SC-T1 and D/300SC-E1 CT boards. These boards provide the network protocol support, voice processing features and sophisticated switching fabric required to bridge multiple technology resources like fax, IP connectivity and speech technologies on PCI servers.

          The MS1/240SC is a station interface board which provide connections to telephones and headsets. These products are used to connect agents to a call processing system for call center applications. The MS1/240SC supports Dialogic's SCbus.

          Antares

          The Antares Open Platform is a general purpose signal processing platform which connects to other call processing platforms over a digital bus. This platform was designed to be compatible with SCSA standards and to facilitate the integration of a wide variety of technologies from Dialogic and third parties into a single call processing system. It runs the SPOX realtime DSP operating system, and is sold with a set of software development tools. An Antares development kit consists of an Antares card, SPOX, DSP tools and SCSA software.

          Application developers can use Antares' single standardized programming interface to port their technologies to the Antares platform. The Antares platform can be used in various stages of technology implementation, from initial algorithm development and rapid prototyping through large-scale deployment.

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

          Dialogic's SCbus signal computing bus is a third generation system bus that is implemented on a custom integrated circuit (the SC 2000), made available to all SCSA developers and designed for systems that require especially fast connections. The SCbus has compatibility modes for the PEB, the Siemens PCM Highway, the Mitel STbus and other communications buses. The SCbus provides up to 131 megabits per second, equivalent to 2,048 channels, for interconnecting sophisticated SCSA-based systems. While the Company continues to support the earlier Analog Expansion Bus (AEB) and PCM Expansion Bus (PEB), its principal bus focal point is on the switching capabilities of the SCbus. As a result, the Company is seeking to expand the number and types of its products that are SCbus-compatible.

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

          With the GammaLink acquisition, the Company expanded its facsimile product line to include products that provide scaleable facsimile density for facsimile-only applications or for applications with significant facsimile volume, including LAN faxing, image servers, broadcast servers, host servers and service bureaus. GammaLink's enterprise fax family of products are utilized in small and medium-sized facsimile systems, fax gateways and LAN-based facsimile servers. GammaLink's telco fax family of products are high performance boards used in high volume fax broadcast, interactive voice/fax response and T-1 connections for fax. These telco products can be used in a resource-sharing manner with Dialogic's voice processing products through the switching capabilities of the Company's bus products.

CT-Connect

          CT-Connect is a computer telephony call control server capable of connecting a wide range of telephone switches to a variety of data processing environments. CT-Connect is based on Digital Equipment Corporation's computer integrated telephony ("CIT") technology acquired by Dialogic in February 1995. The software runs under the Microsoft Windows NT operating system, either on Intel architecture or with Digital Equipment Corporation's Alpha processors. In 1997, Dialogic introduced a newer version of CT-Connect which enables developers to use either Windows NT or SCO Unixware. It is intended to be used by application developers, VARs and

OEMs to construct end-user computer-telephone solutions for call control purposes. Dialogic also offers CT consulting services through its Synapse Group.

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


DM3 Products

          Dialogic has begun shipments of the first products based on its DM3 (trademark) Mediastream architecture, including DM3 IPLink, a standards based Internet Protocol telephony server development system. DM3 IPLink servers link the Public Switched Telephone Network with TCP/IP networks, thus enabling individuals to communicate directly over the data network in a variety of ways - from telephone to telephone; fax to fax; PC to telephone; telephone to PC; and Web browser to telephone. In December 1997, Dialogic announced the industry's first enhanced IP telephony platform with an integrated on-board high speed Ethernet interface, resulting in reduced latency while increasing scalability and system reliability for developers. In addition, also in December 1997, Dialogic announced the release of the QuadSpan family of products, high density voice and digital network interface products based on the DM3 Mediastream Resource Architecture. The QuadSpan (trademark) products enables OEMs, integrator and developers to build large-scale, standards-based CT systems for various applications, including switching and routing, call centers and intelligent peripherals with media processing capabilities. Volume shipment of such new products is subject to a number of risks, including technical problems, market acceptance, intellectual property risks and competitive resources. See "-Risk Factors" and "-Research and Product Development."

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

          No assurance can be given that all of the Company's DM3 architecture development projects will result in market accepted products or profitable ventures. Like any announcement in the computer telephony industry, Dialogic's DM3 initiative is subject to a variety of risks, including the length of time required for Dialogic to bring products to market, competitive responses, customer acceptance, development or manufacturing difficulties, the availability of regulatory approvals, and general market conditions. See "--Products" above.

          Internet Access. Dialogic is pursuing the development of technology and components to enable the transmission of voice and fax messages over the Internet. The Company is working with vendors of voice-over-the-Internet software to develop hardware and software for Internet and "intranet" servers. Such servers would combine Dialogic's board level components with the vendor's software to enable standard telephones to send and receive calls over the Internet.

          In January 1997, the Company announced the availability of a development kit to enable systems developers to create fax applications for the Internet. There is substantial competition with respect to the development of Internet telephony products. No assurance can be given that Dialogic will be successful in competing against other companies (many of whom have substantially greater resources than the Company) with respect to Internet telephony products. Factors which may influence the success of Dialogic's Internet telephony initiative include the rapid and unpredictable changes in Internet technology and usage, regulatory initiatives which may affect costs, chassis, interfaces and access services, competitive responses, market acceptance of standards and market conditions.


          Dialogic's research and development staff included 401 persons as of December 31, 1997. For the years ended December 31, 1995, 1996 and 1997, research and development expenses amounted to $29.0 million, $40.7 million, and $51.5 million, respectively, representing 17.2% of revenues in 1995, 19% of revenues in 1996 and 19.7% of revenues in 1997.

International Business

          Dialogic's international market opportunities are defined in significant part by the nature of the telephone networks in particular countries (which affect the types of network interfaces that can be utilized) and a variety of regulatory issues. These regulatory issues center around the homologation (or approval) process and service offering regulations that affect the ability of the Company's customers to sell their products in particular countries. In certain countries, approvals can be granted at the component level. Such approvals are not dependent upon the particular PC or application being utilized. Accordingly, once such approvals are obtained, specific products can be utilized by customers in the applicable country without further interaction with regulatory officials. Other countries require platform or system level approvals. As of December 31, 1997, Dialogic had received approvals in more than 60 countries throughout the world. The Company believes that its success in obtaining component, platform or system level approvals constitutes a significant competitive advantage, in that it permits Dialogic's products to be sold in the applicable countries while the products of competitors which have not successfully completed the approval process cannot be sold in those countries.

          In 1995, 1996 and 1997, international sales (excluding exports from North America) accounted for approximately 23%, 23% and 24%, respectively, of the Company's revenues. See Note 8 of the Notes to the Company's Consolidated Financial Statements incorporated by reference herein.

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

          International sales are subject to inherent risks, including changes in regulatory and standards requirements, exchange rates, economic conditions, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences and specialized inventory requirements applicable to particular foreign countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. As the Company expands its international operations, exposure to gains and losses on international currency transactions may increase. Dialogic does not currently engage in international currency hedging transactions. A substantial percentage (but not all) of the Company's international sales have been billed and collected in U.S. dollars.

Sales, Marketing, Customers and Customer Support

          Dialogic  markets  its  products  primarily  to  VARs,  OEMs,  systems integrators, service providers and applications developers. In the United States, Dialogic sells to these customers through its own sales force and distributors, as well as through telemarketing and advertising efforts. Internationally, the Company utilizes its own sales force and selected sales representatives and agents. As of December 31, 1997, the Company had 160 direct sales employees. Increased reliance has been placed on distributors, sales representatives and sales agents in recent periods. Such reliance may subject the Company to the uncertainties that affect the businesses of these independent third-parties.

          Dialogic's United States sales personnel are based in various field sales offices, including offices in Arizona, California, Georgia, Illinois, Massachusetts, New Jersey, Texas and Washington. These offices are staffed with individuals that have sales and/or customer support backgrounds. The Company's international sales offices include locations in Argentina, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, New Zealand, Singapore, Taiwan and the United Kingdom. These international offices also provide technical support to the Company's international customer base and, in certain instances, perform development activities.

          The Company's marketing activities include participation in industry trade shows and seminars, advertising in selected trade publications, public relations activities with the trade and business press, publication of technical articles and distribution of sales literature and product specifications. The Company's Internet website, http://www.dialogic.com, has become an increasingly important vehicle for Dialogic's marketing and customer support functions. As of December 31, 1997, the Company's marketing group consisted of 95 employees.

          The Company sold products to more than 3,000 customers during 1997. A total of 58 of these customers represented approximately 50% of Dialogic's revenues, and no customer accounted for 10% or more of revenues in 1997.

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

Competition

          The computer telephony industry is highly competitive. Moreover, the Company believes that competition is likely to intensify in the future. Dialogic believes that its principal competitors are (i) companies that specialize in particular computer telephony functions, (ii) companies that provide a broad range of computer telephony products and (iii) companies, many of which have substantially greater resources than Dialogic, which have chosen to, or which may choose to, produce computer telephony components in-house. Within the second group, Dialogic's principal competitors include Brooktrout Technology, Natural Microsystems and Rhetorex (a subsidiary of Lucent Technologies Inc.'s Octel business). In the future, the Company may also face competition from new market entrants, including those with substantially greater resources and name recognition than Dialogic and industry companies in the third group which elect to supply not only their own needs but to enter the merchant market.

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

          In high-volume facsimile applications, Dialogic faces competition from companies which offer multi-line products. In the LAN fax market, Dialogic faces competition from manufacturers of fax cards and fax modems. Other competitors have announced multi-channel fax cards combining voice and fax on the same processor

          While the Company believes that its commitment to open computer telephony architectures positions Dialogic as a "technology enabler" for the computer telephony industry, this commitment may reduce the technical constraints that otherwise would limit the entry of additional competitors to the market and may commoditize Dialogic's market.

     Proprietary Rights

          The Company holds patents covering certain aspects of its technology and has applied for additional patent protection. While Dialogic believes that its technology provides it with certain competitive advantages, there can be no assurance that the Company's competitors will not be able to develop similar technology. Dialogic currently licenses certain technology from third parties and plans to continue to do so in the future as warranted by business conditions. This statement regarding future licensing arrangements constitutes a Forward-Looking Statement. See "--Risk Factors." There can be no assurance that in the future the Company will be able to obtain licenses of intellectual property rights owned by third parties or that such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from manufacturing and marketing products incorporating that technology. Factors which could affect the Company's ability to maintain such licensing arrangements in the future include the strength of third-parties' patent protections, the willingness of such third-parties to contract with Dialogic, the availability of competing products and technologies, the cost of manufacturing alternative solutions and other competitors' responses.

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

          The Company has received certain claims from holders of application-oriented patents asserting that Dialogic, as opposed to customers using the Company's components to build applications, may violate existing patent rights. Other claims may be asserted in the future. There can be no assurance that in the future, other similar claims will not be made against Dialogic. Further, there can be no assurance that the Company will be able to resolve such claims, either by convincing the claimants that the Company's technology is non-infringing, obtaining a license on terms favorable to the Company, redesigning its products or defending any legal action taken against it. The costs that may be incurred by Dialogic in pursuing any such response could have a material adverse effect upon Dialogic. Should the Company or its customers be found to infringe the proprietary rights of others, the Company could be required to pay substantial damages to the infringed party, which in turn could have a material adverse effect upon Dialogic.

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

     Manufacturing

          The Company utilizes contract manufacturing for substantially all of its manufacturing processes, thereby allowing Dialogic to focus resources on its product development and customer support efforts. During 1997, Dialogic moved a significant percentage of its manufacturing to a turnkey contract manufacturer, Jabil Circuit, Inc. The Company also employs other suppliers. The activities of these suppliers are coordinated by Dialogic's manufacturing personnel. The Company's internal manufacturing-related operations consist primarily of production of prototypes, test engineering, materials purchasing and inspection, final product configuration and testing, quality control and service repair.

          At present, Dialogic does not have a long-term supply contract with any of its manufacturing subcontractors, turnkey manufacturer or component suppliers. Certain key components incorporated in the Company's products (including the digital signal processors used throughout Dialogic's product lines) are supplied by only one source, and others are available from limited sources. To date, Dialogic has been able to obtain supplies of products and components in a timely manner, in part because Dialogic's principal sole source products are acquired from well-established vendors with long-standing relationships with Dialogic. However, in the event that any of its sole source suppliers or contract manufacturers were unable or unwilling to perform, Dialogic's results of operations could be materially affected until the Company establishes alternative sources. The Company owns all of the engineering and sourcing documentation and functional test equipment used in the manufacturing of its principal products and believes that it could shift product assembly to alternate suppliers or in-house if it experienced difficulties with its contract manufacturers. This statement regarding the availability of alternate approaches to contract manufacturing may constitute a Forward Looking Statement. The Company could be materially adversely affected by several factors, including the demands imposed upon, and the sophistication of, alternate suppliers, the lead time available to such suppliers, unanticipated difficulties in transferring production and market acceptance of the products made by means of such alternate approaches. Accordingly, actual results could differ materially from the Company's expectations. See "-- Risk Factors."

Risk Factors

          This Annual Report contains, and Dialogic may make in the future, certain Forward-Looking Statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Risks and uncertainties applicable to Dialogic include the following:

          Risks Relating to Technological Developments. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Dialogic's future success will depend upon its ability to (i) enhance its current products, (ii) achieve the objectives of its DM3 Mediastream Resource Architecture, (iii) develop and introduce new products that keep pace with rapid technological developments and evolving industry and regulatory standards, (iv) respond to changes in customer requirements and (v) achieve market acceptance. In particular, the Company believes it must continue to respond to customers' needs for broad functionality and multiple platform support. There can be no assurance that Dialogic will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the introduction of new products. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance. An additional technology risk may result from companies in adjacent fields integrating CT functionality into their products, making it more difficult for the Company to compete or commoditizing its products.

          Year 2000. The Company has undertaken a major company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies. The Company believes its financial operating systems are currently Year 2000 compliant. The Company continues to work with other third-party suppliers to identify exposure and obtain compliance. The Company anticipates no material adverse effect resulting from Year 2000 problems. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1997. Undiscovered issues related to the Year 2000 issues could have an adverse impact.

          Competition. The computer telephony industry is highly competitive. Moreover, the Company believes that competition is likely to intensify in the future. For information regarding such competition, see "-- Competition". No assurance can be given that the Company will be able to compete successfully in the future or that price competition will not affect the Company's consolidated results of operations and financial condition.

          Fluctuations in Quarterly Operating Results. The Company's total revenues may vary significantly from quarter to quarter due to a variety of factors, including the timing of customer orders, changes in Dialogic's products, geographic and customer mix, the introduction of new products by the Company or its competitors, pricing pressures, regulatory developments, unanticipated development and/or manufacturing difficulties or expenses, and worldwide or regional economic conditions. The Company typically operates with relatively little backlog and substantially all of its revenues in each quarter ordinarily result from orders received in that quarter. In addition, the Company often incurs significant development, sales and marketing expenses in anticipation of future revenues. A shortfall in revenues or earnings from the levels anticipated by analysts could have an impact on the market price of Dialogic's Common Stock.

          Uncertainties Relating to Proprietary Matters. For information regarding risks relating to the availability of licenses to the Company and relating to potential intellectual property and related claims by third parties, see "-- Proprietary Rights."

          Dependence on Sales by Third Parties. The Company's revenues are dependent upon the ability of its OEM and VAR customers to develop and sell computer telephony systems that incorporate Dialogic's modular components. Factors, including worldwide economic conditions, patent positions, regulatory requirements and other marketing restrictions, that adversely affect the revenues of Dialogic's OEM and VAR customers can have an impact upon the Company's financial results. No assurances can be given that Dialogic's OEM and VAR customers will not experience financial or other difficulties that will materially and adversely affect their purchases from Dialogic and, in turn, the results of operations and financial condition of the Company.

          Risks Associated with International Operations. International operations are subject to certain risks, including changes in regulatory and standards requirements, exchange rates, worldwide and regional economic conditions, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences and specialized inventory requirements applicable to particular foreign countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. A substantial percentage (but not all) of the Company's international sales have been billed and collected in U.S. dollars. As the Company continues to expand its international operations, exposures to gains and losses on international currency transactions may increase. Dialogic does not currently engage in international currency hedging transactions. The Company is unable to predict with accuracy the impact of recent Asian economic problems.

          Dependence on Third-Party Suppliers. During 1997, the Company contracted a large percentage of its manufacturing to a turnkey manufacturer, Jabil Circuit, Inc. Dialogic also employs other domestic manufacturing subcontractors in the manufacture of its remaining production. Certain key components incorporated in the Company's products (including the DSPs used throughout Dialogic's product lines) are supplied by only one source, and others are available from limited sources. The Company does not have a long-term agreement with any of these suppliers of services or components. The Company is currently negotiating a written agreement with Jabil Circuit, Inc. Although the Company has not experienced any material difficulties in obtaining supplies in the past, any reduction or interruption in supply from these third-party contractors could materially and adversely affect Dialogic's results of operations until alternative sources are established. Moreover, operating results could be materially and adversely affected by the receipt of defective components or products, an increase in prices from suppliers or the inability of Dialogic to obtain lower prices in response to competitive price reductions.

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

     Risks Associated with Potential Acquisitions. Since the date of its initial public offering in 1994, Dialogic has acquired GammaLink, Spectron Microsystems, Inc. (the net assets of which were subsequently sold in February 1998), and Dianatel and certain computer integrated telephony technology from Digital Equipment Corporation. The Company's business strategy contemplates that Dialogic will continue to seek to complement its internal growth with additional acquisitions of and investments in businesses in the computer telephony industry and related fields. Although management expects to carefully analyze any such opportunity before committing the Company's resources, there can be no assurance that such transactions will result in long-term benefits to Dialogic.

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

          Volatility of Stock Price. The market price of Dialogic's Common Stock has fluctuated significantly since its initial public offering in April 1994. Factors such as announcements of technological innovations or new products by Dialogic, its competitors or other third parties, consolidations within the computer telephone industry, quarterly variations in the Company's consolidated results of operations, shortfalls in the Company's revenues, gross margins or earnings from analysts' expectations, regulatory conditions, worldwide economic conditions, capital market conditions and general industry conditions, may all affect the market price of the Common Stock and cause it to fluctuate significantly. In addition, in recent years, the stock market in general, as well as the market prices of the stocks of many high technology companies in particular, experienced wide fluctuations which have not necessarily been related to the operating performance of individual companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant volatility.

Backlog

          Because the Company's products are typically shipped within one month of receipt of the order, the Company does not believe that its backlog as of any particular date is indicative of future sales levels.

Employees

          As of December 31, 1997, the Company had 994 full-time employees. The Company's continued success will depend in part upon its ability to attract and retain skilled employees. Dialogic has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

Environmental factors

          Federal, state and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions the Company does not foresee that they will have, a material adverse effect on capital expenditures, earnings, or the competitive position of the Company.

Subsequent event

          On February 17, 1998, Dialogic Corporation completed the sale of the principal assets and operations of Spectron Microsystems, a wholly owned subsidiary, to Texas Instruments Incorporated for approximately $26 million. The transaction will result in pre-tax gain to be recognized in the first quarter of 1998 in the range of $18 to $25 million. The sale will not have a significant effect on reported sales or earnings of the Company in future periods.

Item 2.  Properties

          The Company's corporate headquarters are located in Parsippany, New Jersey, in two leased facilities which cover approximately 262,000 square feet of space. There are two separate leases for the facilities. The primary lease covers 220,000 square feet and expires in 2005, with options to renew for two subsequent five-year terms. The second lease covers 19,000 square feet and expires in 2002, with options to renew for two subsequent three-year terms. The second lease was amended to cover an additional 23,000 square feet. The amendment covering this additional space expires in 2005 with an option to renew for one subsequent three-year term. The Company also leases all of its domestic and foreign offices. See Note 7 of the Notes to the Company's Consolidated Financial Statements incorporated by reference herein.


Item 3.  Legal Proceedings

          In June 1995, the Company entered into a settlement agreement that resulted in the dismissal of various legal proceedings involving, among others, the Company and Brooktrout Technology, Inc. ("Brooktrout"). In November 1995, Brooktrout filed a complaint in the United States District Court for the District of Massachusetts naming the Company, its GammaLink subsidiary and its Chairman of the Board as defendants. The complaint sought to rescind the settlement agreement and obtain unspecified compensatory and punitive damages on the basis of allegations that the defendants fraudulently induced Brooktrout to enter into the settlement agreement. The defendants deny the substantive allegations of this complaint and have filed a counterclaim seeking damages from Brooktrout. In December 1996, the District Court entered an order of summary judgment against Brooktrout dismissing its fraud claims, but leaving unresolved a statutory unfair practice claim by Brooktrout and leaving unresolved all of the defendants' counterclaims. Such order remains appealable at this time. Separately, the Company's Spectron subsidiary sued Brooktrout for patent infringement. The Company has retained the rights to maintain this lawsuit despite the February 1998 sale of the Spectron assets. Although outcomes of legal proceedings are difficult to predict and cannot be assured, the Company does not believe that such proceedings will materially adversely affect its consolidated financial condition, results of operations or liquidity.

          During the third quarter of 1996, a complaint was filed in New Jersey Superior Court against the Company and certain of its directors alleging that the defendants breached principles of common law fraud in connection with certain public statements made prior to the Company's July 8, 1996, press release announcing preliminary results for the quarter ended June 30, 1996. The complaint seeks monetary damages on behalf of a purported class of purchasers of the Company's Common Stock. On February 18, 1998, on motion by the defendants, the complaint was dismissed by the court with prejudice.

          The Company is also engaged in other legal proceedings arising in the ordinary course of business, the results of which proceedings are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

          Management intends to defend each of the above-mentioned legal proceedings vigorously. The Company's statements in this Item 3 regarding the potential effect of each of these legal proceedings constitute Forward-Looking Statements. See "-Risk Factors." Actual results could differ materially from these statements, depending upon uncertainties that exist in any litigation relating to interpretations of legal issues and the development and presentation of factual issues.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.


Item 4A.  Executive Officers of the Registrant

          The Company's executive officers, their respective ages (as of January 31, 1998) and their positions with the Company are set forth below:


Name                               Age                 Title


Nicholas  Zwick                    45        Chairman of the Board
Howard G. Bubb                     43        President and Chief Executive
                                             Officer; Director

John G. Alfieri                    38        Vice President, Sales and Service,
                                             the Americas

Thomas G. Amato                    52        Vice  President, Chief  Financial
                                             Officer and  Treasurer

Kenneth  J.  Burkhardt,  Jr.       52        Executive  Vice  President,  New
                                             Business Development; Director

Darrayl E. Cannon                  50        Vice President, Operations

Charles House                      57        Vice  President, Core-Systems
                                             Development

John  E.  Landau                   44        Vice President, Strategic Marketing

Samuel  T.  Liss                   39        Vice President, Corporate Marketing

Theodore  M.  Weitz                51        Vice President, General Counsel and
                                             Secretary

Jean  M. Beadle                    47        Chief Accounting Officer, and
                                             Controller

          Mr. Zwick, a co-founder of the Company, has been a Director of the Company since Dialogic's inception in 1983, its President and Chief Executive Officer from 1985 to May 1993 and its Chairman of the Board since March 1993.

          Mr. Bubb joined the Company as an Executive Vice President in July 1991. In August 1992, Mr. Bubb was promoted to Chief Operating Officer. In June 1993, he was promoted again to President and Chief Executive Officer. Prior to joining the Company, Mr. Bubb was a consultant from February 1991 to July 1991 and Senior Vice President and General Manager of Lexar Business Systems, a marketer of PBX products and an affiliate of Telenova, Inc., from December 1989 to January 1991. He served as Vice President of the telecommunications business of Memorex Telex, N.V. from January 1986 to December 1989. Mr. Bubb is currently on the board of Pairgain Technologies, Inc.

          Mr. Alfieri was named Vice President, Sales and Services, the Americas in January 1993. He has been employed by the Company since 1988, first as the Eastern Regional Manager and then (in 1990) as Manager of North American Sales. Prior to joining Dialogic, Mr. Alfieri held various sales and marketing positions within IBM from 1983 to 1988.

          Mr. Amato was hired by Dialogic as its Vice President, Chief Financial Officer and Treasurer in April of 1997. Prior to joining Dialogic, he served as Senior Vice President and Chief Financial Officer of Symbol Technologies, Inc., from 1990 to 1997. From 1979 to 1990 he served as Senior Vice President, Finance and Administration of Amcast Industrial Corporation. From 1971-1979, Mr. Amato held various financial positions with Rockwell International Corporation.

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

          Mr. House was named Executive Vice President of Core Systems Development in February 1998. He has been employed by the Company since December of 1995 as Vice President and General Manager for Spectron Microsystems, Inc. Prior to joining Dialogic, he served as Senior Vice President and General Manager of Veritas Software from 1994 to 1995 and Senior Vice President for Product Management and Development at Informix Software from 1991 to 1994. From 1962 to 1991, Mr. House held various management positions at Hewlett-Packard including General Manager at both the Software Engineering Systems Division and Logic Systems Operation.

          Mr. Landau was named Vice President, Strategic Marketing in October 1997. He was previously Vice President and General Manager, Dialogic Architecture Labs, since 1995 and, he served as Vice President, Marketing of the Company from February 1993 until 1995. Mr. Landau was as an area sales manager for Dialogic from May 1988 until February 1989. From February 1989 to 1990, he was the Director of Marketing at Benchmarq Microelectronics (a semiconductor manufacturer) and from 1990 until he rejoined Dialogic in February 1993, Mr. Landau was Vice President, Marketing at Benchmarq Microelectronics. From November 1983 until May 1988, he held various marketing positions at Advanced Micro Devices (a semiconductor manufacturer) and from June 1978 until November 1983, he held various operations and product marketing responsibilities at Mostek Corporation (a semiconductor manufacturer).

          Mr. Liss joined Dialogic in February 1995 and was named to his present position in September 1995. Prior to joining Dialogic, he served as the Manager of Channel Marketing within the Advanced Services Division of Novell from 1994 to 1995, the Eastern Region Sales Manager and then Director of Business Development of Fluent, Inc. (a multi-media software and hardware company which ultimately was acquired by Novell) from 1990 to 1994, an associate with the consulting firm of Booz, Allen & Hamilton from 1987 to 1990, a Product Line Marketing Manager for Analog Devices, Inc., (a semiconductor manufacturer) from 1984 to 1987 and as a sales engineer for Intel Corporation (a semiconductor manufacturer) from 1980 to 1982.

          Mr. Weitz joined the Company in January 1997 as its General Counsel and was named a Vice President and Secretary in February 1997. Prior to joining the Company, he served in senior counsel positions for Lucent Technologies Inc. in 1996, for AT&T from 1993 to 1996, for UNIX System Laboratories from 1991 to 1993 and for various AT&T affiliates from 1978 to 1991.

          Ms. Beadle joined Dialogic in March of 1997 as Controller and was named Chief Accounting Officer in February of 1998. Prior to joining the Company, she was employed at Dynatech Corporation as Director of Finance from 1995 to 1997, as Director of Taxation from 1990 to 1995 and as an Assistant Corporate Controller from 1985 to 1990. From 1972 to 1985, Ms. Beadle held various financial positions at General Electric Corporation and Metcalf & Eddy Engineering, Inc.

          Executive officers of the Company are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

                                    PART II

Item  5.  Market  for  the Registrant's Common Equity and Related Stockholder
          Matters

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1997, that is responsive to the information required with respect to this Item.

Item 6.   Selected Financial Data

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1997, that is responsive to the information required with respect to this Item.

Item 7. Management's Discussion and Analysis of Dialogic's Financial Condition and Results of Operations

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1997, that is responsive to the information required with respect to this Item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

          Not applicable.

Item 8.  Financial Statements and Supplementary Data

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1997, that is responsive to the information required with respect to this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                    PART III

Item 10.  Directors of the Registrant

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.  Executive Compensation

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.  Certain Relationships and Related Transactions

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) The following financial statements and related report are incorporated by reference into Item 8 of this Annual Report on Form 10-K (page references are to the Company's Annual Report to Shareholders for the year ended December 31, 1997):

                                                                        Page

     Independent Auditors' Report       8
     Consolidated Balance Sheets as of December 31, 1996 and
            1997                                                         10
     Consolidated Statements of Income for the Years Ended
            December 31, 1995, 1996 and 1997                             12
     Consolidated Statements of Shareholders' Equity
            for the Years Ended December 31, 1995, 1996 and 1997         13
     Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1995, 1996 and 1997                             14
     Notes to Consolidated Financial Statements.                         15

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

3.2 By-laws, as amended, are incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-59598).

10.1 1988 Incentive Compensation Plan, as amended and restated through March 28, 1997 (the "1988 Plan") is incorporated by reference to
          Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10.2 Proposed amendments to the 1988 Plan as amended are incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10.3 1993 Non-Employee Director Stock Option Plan (the "1993 Plan") is incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (No. 33-59598).

10.4      Amended  and Restated  1993   Plan  is  incorporated  by reference  to
          Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10.5 1997 Director Stock Election/Deferral Plan is incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10.6      Employment  Agreement between   the  Registrant  and Howard  G.  Bubb,
          as  amended.

10.7      Registrant's   loan   agreement,   as amended

10.8      Registrant's  headquarters  lease, dated August 31, 1993, as amended,
          is incorporated by reference to  Exhibit   10.9  to  the  Registrant's
          Annual Report  on  Form  10-K  for  the  year  ended   December  31,
          1996.

10.9      Amendment to headquarters  lease.

10.10     1997 Incentive Benefit Plan is incorporated  by  reference to Exhibit
          10.11  of  the   Registrant's,   Annual  Report  on  Form  10-K  for
          the  year  ended   December  31, 1996.

10.11     Asset  Purchase  Agreement,  by  and  among  the  Registrant,   Texas
          Instruments  Incorporated  and  Spectron  Microsystems, Incorporated,
          dated   as   of   January   22,    1998.

11.1      Calculation   of   Income   Per Share.

13.1 Incorporated portions of the Annual Report to Shareholders for the year ended December 31, 1997.

21.1      Principal subsidiaries of the Registrant.

23.1      Independent  Auditors' Consent.

24.1      Power of Attorney.

27.1      Financial Data Schedule.

          (d) During the quarter ended December 31, 1997, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1998.

                                                 DIALOGIC CORPORATION


                                                 By: /s/ Thomas G. Amato
                                                 ___________________________
                                                 Thomas G. Amato, Vice President
                                                 and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                         Title                    Date

s/Howard G. Bubb*             President, Chief Executive    March 27, 1998
  Howard G. Bubb              Officer and Director


/s/Nicholas Zwick*            Director                      March 27, 1998
   Nicholas Zwick


/s/Kenneth J. Burkhardt, Jr.* Director                      March 27, 1998
   Kenneth J. Burkhardt, Jr.


/s/Thomas G. Amato            Vice President, Chief         March 27,  1998
   Thomas G.  Amato           Financial  Officer and
                              Treasurer

/s/Jean M. Beadle             Chief Accounting Officer      March 27, 1998
   Jean M. Beadle             and Controller


/s/Masao Konomi*              Director                      March 27, 1998
   Masao Konomi


/s/John N. Lemasters*         Director                      March 27, 1998
   John N. Lemasters


/s/Francis G. Rodgers*        Director                      March 27, 1998
   Francis G. Rodgers


/s/James J. Shinn*            Director                      March 27, 1998
   James J. Shinn

* By  /s/Theodore M. Weitz*
      Theodore M. Weitz, Attorney in Fact

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Dialogic Corporation
Parsippany, New Jersey

We have audited the consolidated financial statements of Dialogic Corporation and Subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 10, 1998 (except Notes 7 and 9 as to which the date is February 18, 1998); such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Dialogic Corporation, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 18, 1998


                SCHEDULE II - Valuation and Qualifying Accounts
                             (Dollars in thousands)


   Column  A             Column  B      Column  C                   Column  D      Column  E
                         Balance at     Charged  to   Charged to
                         beginning of   costs and       other         (1)           Balance at
  Description             year          expenses      accounts      Deductions     end of year

Allowance for Doubtful Accounts

December 31, 1995        $  549         $  724         $  37         $  416          $894
December 31, 1996           894            724            57            846           829
December 31, 1997           829          1,272           (27)           794          1,280

(1)  Amounts represent write-offs of accounts receivable deemed uncollectible.

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION

 10.6 Employment Agreement between the Registrant and Howard G. Bubb as amended

 10.7                         Registrant's Loan Agreement, as amended

 10.9                         Amendment to Registrant's Headquarters Lease

 10.11                        Asset  Purchase  Agreement,   by  and  among  the
                              Registrant, Texas  Instruments  Incorporated   and
                              Spectron Microsystems, Incorporated, dated as of January 22, 1998.

 11.1                         Calculation  of Income Per  Share

 13.1 Incorporated portions of the Annual Report to Shareholders for the Year ended December 31, 1997

 21.1                         Subsidiaries of the  Registrant
 23.1                         Independent    Auditors' Consent
 24.1                         Power of Attorney
 27.1                         Financial Data Schedule