Form 10-Q
period 1998-03-31
DIALOGIC CORP
filed 1998-05-11
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended March 31, 1998 or

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

                        Yes [X]               No[ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At March 31, 1998, there were 16,167,332 shares of Common Stock, par value $0.01, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                Page Number

Part I.     Financial Information

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 1998
            (unaudited) and December 31, 1997                          3


            Consolidated Statements of Income for the Three
            Months Ended March 31, 1998 and 1997 (unaudited)           4

            Consolidated Statements of Cash Flows for the Months       5
            Ended March 31, 1998 and 1997(unaudited)

            Notes to Condensed Consolidated Financial
            Statements (unaudited)                                    6-8


  Item 2.   Management's Discussion and Analysis of Financial          9
            Condition and Results of Operations

Part II.          Other Information

      Item 1.     Legal Proceedings                                   12

      Item 6.     Exhibits and Reports on Form 8-K                    12

                  Signatures                                          13


                          PART I. Financial Information

                          Item 1. Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                  March 31,              December 31,
                                                                                    1998                     1997
                                                                                --------------        -----------------
                                                                                 (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                                             $    45,889              $    18,764
          Marketable securities                                                      48,430                   43,774
          Accounts receivable (net of allowance for doubtful
               accounts of $1,605 and $1,280, respectively)                          47,065                   45,186
          Inventory:
            Raw materials                                                             7,058                    8,827
            Work in process                                                           9,645                    6,724
            Finished goods                                                           15,495                   14,941
                                                                                -----------                ---------

                                                                                     32,198                   30,492
          Deferred income tax                                                         6,513                    7,190
          Other current assets                                                        9,389                    6,842
                                                                                -----------                ---------
               Total current assets                                                 189,484                  152,248

Property and equipment, net                                                          20,760                   22,615
Other assets                                                                          3,894                    7,541
                                                                                -----------                ---------

TOTAL ASSETS                                                                     $  214,138               $  182,404
                                                                                ===========               ==========

LIABILITITES
Current liabilities:
          Accounts payable                                                     $      9,786              $    14,361
          Accrued salaries and benefits                                               8,099                    6,390
          Accrued royalties                                                             965                    1,825
          Accrued expenses                                                           10,622                    7,986
          Income taxes payable                                                       15,253                    1,237
          Current maturities of long term liabilities                                   522                      529
                                                                                -----------               ----------
               Total current liabilities                                             45,247                   32,328

Long term liabilities                                                                 2,376                    2,481
Deferred income tax                                                                   2,538                    2,730

SHAREHOLDERS' EQUITY
          Preferred stock, par value $0.01-10,000,000 shares authorized:
               none issued                                                                -                        -
          Common stock, par value $0.01-60,000,000 shares authorized:
               16,167,332 and 16,100,862 shares outstanding, respectively               208                      207
          Additional paid-in capital                                                 53,354                   51,948
          Treasury stock, at cost 98,000 and 50,000 shares, respectively            (3,617)                  (1,912)
          Retained earnings                                                         109,596                   94,023
          Accumulated other comprehensive income                                      4,436                      599
                                                                                -----------                  -------
               Total shareholders' equity                                           163,977                  144,865
                                                                                -----------                  -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  214,138                $  182,404
                                                                                ==========                ==========

            See Notes to Unaudited Consolidated Financial Statements.

                              DIALOGIC CORPORATION

                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)


                                                             Three Months Ended
                                                                 March 31,

                                                             1998         1997
                                                             ----          ----
Revenues                                                 $  66,388    $  57,089
Cost of goods sold                                          24,657       21,769
                                                            ------       ------
Gross profit                                                41,731       35,320
Research and development                                    13,759       12,254
Selling, general and administrative expenses                18,975       18,374
Asset impairment                                             5,297          -
                                                            ------       ------
Operating income                                             3,700        4,692
Interest expense                                                48           32
Interest income                                                679          386
Net realized gains (losses) on available
   for sale securities                                          16           (4)
Gain on sale of subsidiary                                  23,384           -
                                                            ------         -----
Income before provision for income taxes                    27,731        5,042
Provision for income taxes                                  12,158        1,815
                                                            ------        -----
Net income                                               $  15,573    $   3,227
                                                         =========    ==========
Net income per share:
     Basic                                               $    0.97    $    0.20
     Diluted                                             $    0.93    $    0.20
Weighted average number of common shares:
     Basic                                                  16,061        15,802
     Diluted                                                16,825        16,512



            See Notes to Unaudited Consolidated Financial Statements.


                      DIALOGIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                         Three Months Ended March 31,

                                                                                            1998               1997
                                                                                            ----               ----
Cash flows from operating activities:
Net Income                                                                             $  15,573         $    3,227
Adjustments for non-cash items included in net income:
     Depreciation and amortization                                                         2,014              2,112
     Asset impairment                                                                      5,297                 -
     Deferred income taxes                                                                (1,738)              (113)
     Gain on sale of subsidiary                                                          (23,384)                -
     Other                                                                                   677                586
     Changes in operating assets and liabilities                                           4,034             (2,460)
                                                                                     -----------        -----------
          Net cash provided by operating activities                                        2,473              3,352
                                                                                     -----------        -----------

Investing Activities:
     Capital expenditures                                                                (2,229)             (4,036)
     Purchase of short-term investments                                                  (3,446)               (721)
     Proceeds from sales of short-term investments                                        4,868                 295
     Proceeds from sale of subsidiary                                                    26,000                  -
     Other                                                                                 (131)                 -
                                                                                     -----------           ---------
          Net cash flows provided by (used in) investing activities                      25,062              (4,462)
                                                                                     -----------          ----------

Financing Activities:
     Exercise of stock options                                                              352                 186
     Purchase of treasury stock                                                          (1,705)                 -
     Issuance of common stock                                                               479                 445
     Other                                                                                 (185)               (280)
                                                                                     -----------          ---------
          Net cash provided by (used in) financing activities                            (1,059)                351
                                                                                     -----------          ---------
Effect of exchange rate on cash                                                             649                (340)
Increase (decrease) in cash and cash equivalents                                         27,125              (1,099)
Cash and cash equivalents, beginning of period                                           18,764              11,848
                                                                                     -----------          ---------
Cash and cash equivalents, end of period                                                 45,889           $  10,749
                                                                                     ===========          =========


Supplemental  disclosures of cash flow  information
     Cash paid during the period for:
     Interest                                                                        $      24            $      28
     Income taxes                                                                    $     192            $   1,124
Supplemental disclosures of non-cash investing and
     financing activities

Change in net unrealized gains on available for sale securities                      $   3,881            $  (1,854)


            See Notes to Unaudited Consolidated Financial Statements.

                      DIALOGIC CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Unaudited Condensed Consolidated Financial Statements

       In the  opinion  of  management,  the  unaudited  condensed  consolidated balance sheet at March 31, 1998, and the unaudited consolidated statements of income and unaudited consolidated condensed statements of cash flows for the interim periods ended March 31, 1998, and 1997 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods presented.

       In accordance with the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       Certain prior year amounts have been reclassified to conform to the 1998 presentation.

 2.    Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the year ending December 31, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is currently evaluating the impact that the adoption of SFAS No. 131 will have on its consolidated financial statements.

 3.     Divestment

       On February 17, 1998, Dialogic Corporation completed the sale of the principal assets and operations of Spectron Microsystems, a wholly owned subsidiary, to Texas Instruments for $26 million. The sale resulted in an after tax gain of $14.0 million. The sale will not have a significant effect on the sales or earnings or the Company in future periods.

 4.    Available for Sale Securities

       The following is a summary of the available for sale securities as of March 31, 1998 and December 31, 1997 ($000's):

       March 31, 1998                               Cost             Gross             Gross
                                                                    Unrealized       Unrealized        Estimated
                                                                      Gains            Losses          Fair Value
-----------------------------------------------------------------------------------------------------------------

Municipal bonds                                  $ 38,456           $  176        $     -               $ 38,632
Equity investments                                  1,954            7,844                                 9,798
----------------------------------------------------------------------------------------------------------------

Total marketable securities                      $ 40,410          $ 8,020       $      -               $ 48,430
----------------------------------------------------------------------------------------------------------------

December 31, 1997                                  Cost             Gross             Gross
                                                                 Unrealized         Unrealized        Estimated
                                                                   Gains              Losses          Fair Value
----------------------------------------------------------------------------------------------------------------

Municipal bonds                                 $ 39,863           $   149       $       -              $ 40,012
Equity investments                                 1,954             1,808               -                 3,762
----------------------------------------------------------------------------------------------------------------

Total marketable securities                     $ 41,817           $ 1,957       $       -              $ 43,774
----------------------------------------------------------------------------------------------------------------

The Company owns 1,399,715 shares of capital stock in Voice Control Systems, Inc. (VCS). The shares are classified as available for sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Company's investment in VCS has been determined by reference to the market price for VCS stock as quoted on publicly traded exchanges on the representative valuation dates. The price per share of VCS stock had increased to $7.00 at March 31, 1998, as compared to $2.69 at December 31, 1997.

Unrealized gains/losses are reported net of tax in the equity section (as a component of accumulated other comprehensive income) of the Company's balance sheet per SFAS No. 115.

 5.     Asset Impairment

During the first quarter of 1998, the Company undertook a strategic review of its business lines and product offerings. At the conclusion of this review, the Company determined it would no longer allocate resources to its Dianatel product line. Activities to sell and upgrade Dianatel products were ceased and employees working on Dianatel related products were diverted to other activities. As the result of this decision, management has concluded that the carrying value of the goodwill that arose on the purchase of Dianatel Corporation was no longer justifiable, and the Company recorded a non-cash impairment loss of $3.5 million related to the write-down of goodwill.

During the three months ended March 31, 1998, the Company upgraded certain internal information technology systems. Accordingly, the Company took a $1.3 million after-tax charge to reduce the carrying value of the internal information technology assets that will no longer be supported.

Management believes the recognition of these impairments were in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

6.  Changes in Accounting Principles

Effective January 1, 1998, Dialogic adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For Dialogic, other comprehensive earnings include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. Dialogic's total comprehensive earnings were as follows:


                                                  Three Months Ended March 31,
                                                     1998                 1997
                                                      (In millions of dollars)
Net earnings                                     $  15,573           $    3,227
Other comprehensive income, net of tax               3,842              (2,030)
                                                     -----              -------
     Total comprehensive earnings                $  19,415           $    1,197
                                                 =========           ==========

7.  Earnings per share

The Company adopted the provisions of SFAS No. 128, "Earnings per share" in the year ended December 31, 1997. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. EPS for the quarter ended March 31, 1997, has been restated to comply with the provisions of SFAS No. 128. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued pursuant to the Company's Incentive Stock Compensation Plans.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.       General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include product demand and market acceptance risks, the effect of worldwide economic conditions, the impact of competitive products and pricing, the Company's ability to enter new markets, the adoption of new standards and the Company's ability to meet those standards, product development, effects of competitive forces and pace of deregulation in the telecommunications industry, the status of intellectual property rights, commercialization and technological difficulties, capacity and supply constraints or difficulties, consolidating of capital resources, general business conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such factors may also cause substantial volatility in the market price of the Company's common stock

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of costs and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in the Company's financial statements include allowances for accounts receivable, product returns and net realizable values of inventories. Actual results could differ from these estimates.

 B.  Results of Operations

Consolidated revenues increased 16% for the three months ended March 31, 1998, compared to the equivalent prior year period. North Americas' revenue increased 23% to $42 million for the quarter ended March 31, 1998, as compared to the three months ended March 31, 1997. Revenue in Europe and Latin America increased 36% and 70% respectively for the quarter ended March 31, 1998, as compared to the equivalent prior year period. Partially offsetting the growth in Europe and Latin America, revenue in Asia/Pacific decreased 16% as compared to the three months ended March 31, 1997. During the quarter, the Company continued to release commercial production of its new products based on DM3 architecture. DM3 products are now available in PCI, cPCI, and VME configurations utilizing industry standards such as H.323, G.723.1, G.711, GSM and T.38.

Gross margins increased to 62.9% for the three months ended March 31, 1998, compared to 61.9% for the three months ended March 31, 1997. The increase in margins reflects the continued effects of Dialogic's cost reductions. In addition, margins were impacted by favorable product mix related to the increased volume of high-density products.

Research and development expenses as a percentage of revenues represented 20.7% for the quarter ended March 31, 1998, as compared to 21.5% for the three months ended March 31, 1997. The Company continues to invest engineering resources in the development of the Dialogic DM3 Mediastream Resource Architecture ("DM3") as well as development of IP telephony and open switch products. The Company believes that investment in research and development is critical to future growth and anticipates investing at current levels throughout the remainder of 1998 in an effort to enable the Company to maintain its technological leadership in the marketplace. This estimate regarding future research and development as a percentage of revenue represents a Forward-Looking Statement; actual results could differ materially from the Company's expectations as a result of a variety of factors including variations in revenue, product market and competitive conditions, the availability of required resources and the Company's technological needs.

Selling, general and administrative expenses increased to $19.0 million for the three months ended March 31, 1998, as compared to $18.4 million in the comparable prior year period. As a percentage of total revenues, selling, general and administrative expenses decreased to 28.6% in the first quarter compared to 32.2% for the comparable prior year period. These expenses increased as the Company incurred additional sales commissions due to higher revenue volume and expanded its executive management staff.

Asset impairment charges for the three months ended March 31, 1998, included the write-down of goodwill associated with the 1996 acquisition of Dianatel Corporation of $3.5 million and a $1.8 million pre-tax charge primarily associated with the write-down of selected information technology assets. (See
Note 5 to the Unaudited Condensed Consolidated Financial Statements)

Net interest income for the quarter increased $278,000 over the comparable period ended March 31, 1997. The increase reflects the earnings on the increase in the Company's short-term investment portfolio and the proceeds from the sale of Spectron Microsystems.

The Company's effective income tax rate at March 31, 1998, is 43.8% as compared to 36% for the period ended March 31, 1997. The increase is attributable to the write-down of the non-tax deductible goodwill of Dianatel Corporation in the amount of $3.5 million, as well as the higher effective tax rate on the gain on the Spectron sale.

Net income for the quarter ended March 31, 1998, was $15.6 million or $.93 per share on a diluted basis, compared to $3.2 million or $0.20 per share on a diluted basis, for the comparable period ended March 31, 1997. Results for the quarter include an after-tax gain of $14.0 million or $.83 per share from the sale of the principal assets and operations of Spectron Microsystems, and a one time after-tax charge of $3.5 million or $.21 per share for the write-down of goodwill associated with the 1996 acquisition of Dianatel Corporation, and a $1.3 million after-tax charge or $.08 per share write-down of selected technology assets. Management believes that this additional information regarding earnings is useful and meaningful to an understanding of the operating performance of the Company. However, this measurement of earnings should not be considered by the reader as an alternative to net income as an indicator of the Company's operations or performance, or to cash flows as an indicator of liquidity. Weighted average diluted shares outstanding represented 16.8 million and 16.5 million for the three months ended March 31, 1998, and 1997, respectively.

  C.     Financial Condition

  As of March 31, 1998, and December 31, 1997, Dialogic had working capital of $144 million and $120 million respectively, and a current ratio (i.e., the ratio of current assets to current liabilities) of 4.2 to 1 and 4.7 to 1, respectively. For the three months ended March 31, 1998, Dialogic's cash and cash equivalents increased by $27.1 million. Cash inflows from proceeds of the sale of Spectron Microsystems were $26.0 million for the first quarter of 1998. Cash outflows of approximately $2.2 million were expended for capital purchase related to the growth at Corporate Headquarters. Net cash flows from operating activities were $2.5 million. Cash outflows for the repurchase of treasury stock of $1.7 million, was partially offset by the proceeds from the exercise of stock options and the issuance of common stock. Dialogic believes that its current liquidity, coupled with cash generated from operations and credit available under its credit lines, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months. This statement constitutes a Forward-Looking Statement. The actual sufficiency of such capital resources could differ materially from the Company's
  expectations,   depending   among  other  things  upon  the  extent  to  which
  unanticipated capital requirements may arise and the extent to which unanticipated events may have a materially adverse effect on the Company's profitability.

D.       New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company beginning January 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is currently evaluating the impact that the adoption of SFAS No. 131 will have on its consolidated financial statements.

                           PART II. Other Information

Item 1.   Legal Proceedings

          For information regarding certain pending legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1997. As previously disclosed, the complaint filed against the Company and certain of its directors alleging breach of principles of common law fraud was dismissed with prejudice by the New Jersey Superior Court on February 18, 1998.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27.1 - Financial Data Schedule

          (b) A Current Report on Form 8-K was filed on January 30, 1998, disclosing (under Items 5 and 7) the Company's definitive agreement to sell the principal assets and operations of Spectron Microsystems, a wholly-owned subsidiary to Texas Instruments Incorporated. A Current Report on Form 8-K was filed on February 18, 1998, disclosing (under
          Item 5) consummation of that sale.

          (c) A Current Report on Form 8-K was filed on February 25, 1998, disclosing (under Item 5) dismissal with prejudice of a June 30, 1996, class action lawsuit "Schwartz v. Dialogic Corporation et al." (see
          Item 1 of Part II, above).

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


                                       DIALOGIC CORPORATION

                                       By: /s/Thomas G. Amato
                                           Thomas G. Amato
                                           Vice President,
                                           Chief Financial Officer

                                       By: /s/Jean M. Beadle
                                           Jean M. Beadle
                                           Chief Accounting Officer,
                                           Controller

Dated: May 11, 1998

                                  EXHIBIT INDEX

Exhibit No.                      Exhibit                              Page


27.1                       Financial Data Schedule                    E-1