Form 10-Q
period 1998-06-30
DIALOGIC CORP
filed 1998-08-06
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended June 30, 1998 or

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

    At June 30, 1998, there were 16,200,631 shares of Common Stock, no par value, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                     Page Number

Part I.    Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 1998 (unaudited)         3
           and December 31, 1997

           Consolidated Statements of Income for the Three Months and the      4
           Six Months Ended June 30, 1998 and 1997 (unaudited)

           Consolidated Statements of Cash Flows for the Six Months            5
           Ended June 30, 1998 and 1997(unaudited)

           Notes to Consolidated Financial Statements (unaudited)            6-8


  Item 2.  Management's Discussion and Analysis of Financial                9-11
           Condition and Results of Operations

Part II.       Other Information

  Item 1.  Legal Proceedings                                                  12

  Item 4.  Submission of Matters to a Vote of Security Holders                12

  Item 6.  Exhibits and Reports on Form 8-K                                   12

           Signatures                                                         13


                                           PART I. Financial Information

                                            Item 1. Financial Statements

                                          DIALOGIC CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share amounts)

                                                                               June 30,               December 31,
                                                                                 1998                     1997
                                                                            ----------------        -----------------
                                                                              (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                                             $    41,150              $    18,764
          Marketable securities                                                      44,632                   43,774
          Accounts receivable (net of allowance for doubtful
               accounts of $1,684 and $1,280, respectively)                          49,357                   45,186
          Inventory:
               Raw materials                                                          6,134                    8,827
               Work in process                                                        8,979                    6,724
               Finished goods                                                        13,639                   14,941
                                                                            ----------------        -----------------
                                                                                     28,752                   30,492
          Deferred income taxes                                                       9,494                    7,190
          Other current assets                                                        9,357                    6,842
                                                                            ----------------        -----------------
               Total current assets                                                 182,742                  152,248

Property and equipment, net                                                          22,534                   22,615
Other assets                                                                          4,596                    7,541
                                                                            ----------------        -----------------

TOTAL ASSETS                                                                     $  209,872               $  182,404
                                                                            ----------------        -----------------
                                                                            ----------------        -----------------
LIABILITITES
Current liabilities:
          Accounts payable                                                     $      9,641              $    14,361
          Accrued salaries and benefits                                               7,427                    6,390
          Accrued royalties                                                           1,461                    1,825
          Accrued expenses                                                           11,332                    7,986
          Income taxes payable                                                        9,155                    1,237
          Current maturities of long term liabilities                                   392                      529
                                                                            ----------------        -----------------
               Total current liabilities                                             39,408                   32,328

Long term liabilities                                                                 2,432                    2,481
Deferred income tax                                                                   3,128                    2,730

SHAREHOLDERS' EQUITY
          Preferred stock, no par value, stated value $0.01-10,000,000
            shares authorized; none issued                                                -                        -
          Common stock, no par value, stated value $0.01-60,000,000
            shares authorized; 16,200,631 and 16,100,862 shares
            issued, respectively                                                        215                      214
          Additional paid-in capital                                                 54,152                   51,941
          Treasury stock, at cost 199,500 and 50,000 shares, respectively           (7,155)                  (1,912)
          Retained earnings                                                         116,630                   94,023
          Accumulated other comprehensive income                                      1,062                      599
                                                                            ----------------        -----------------
               Total shareholders' equity                                           164,904                  144,865
                                                                            ----------------        -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  209,872               $  182,404
                                                                            ----------------        -----------------
                                                                            ----------------        -----------------


            See Notes to Unaudited Consolidated Financial Statements.



                                       DIALOGIC CORPORATION AND SUBSIDIARIES

                                         Consolidated Statements of Income
                                                    (Unaudited)
                                       (In thousands, except per share data)



                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                               -------------------------------    --------------------------------

                                                               -------------------------------    --------------------------------

                                                                       1998              1997             1998               1997
                                                                       ----              ----             ----               ----

Revenues                                                          $  73,131         $  63,196         $139,519           $120,285
Cost of goods sold                                                   26,773            23,370           51,430             45,139
                                                               -------------    --------------    -------------     --------------
Gross profit                                                         46,358            39,826           88,089             75,146
Research and development                                             16,032            12,595           29,791             24,849
Selling, general and administrative expenses                         20,124            20,118           39,099             38,492
Asset impairment                                                          -                 -            5,297                  -
                                                               -------------    --------------    -------------     --------------
Operating income                                                     10,202             7,113           13,902             11,805
Interest expense                                                         24                25               45                 57
Interest income                                                         813               379            1,465                765
Net realized gains (losses) on available for sale securities              -                 -               16                 (4)
Gain on sale of subsidiary                                                -                 -           23,384                  -
                                                               -------------    --------------    -------------     --------------
Income before provision for income taxes                             10,991             7,467           38,722             12,509
Provision for income taxes                                            3,957             2,688           16,115              4,503
                                                               -------------    --------------    -------------     --------------
Net income                                                       $    7,034        $    4,779        $  22,607         $    8,006
                                                               -------------    --------------    -------------     --------------
                                                               -------------    --------------    -------------     --------------
Net income per share:
     Basic                                                      $      0.44       $      0.30      $      1.41        $      0.51
     Diluted                                                    $      0.42       $      0.29      $      1.35        $      0.49
Weighted average number of common shares:
     Basic                                                           16,026            15,889           16,044             15,839
     Diluted                                                         16,625            16,375           16,729             16,437




            See Notes to Unaudited Consolidated Financial Statements.


                                       DIALOGIC CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (In thousands)


                                                                                        Six Months Ended June 30,

                                                                                           1998                1997
                                                                                           ----                ----
Cash flows from operating activities:
Net Income                                                                             $  22,607         $    8,006
Adjustments for non-cash items included in net income:
     Depreciation and amortization                                                         3,450              4,523
     Asset impairment                                                                      5,297                  -
     Deferred income taxes                                                                (2,182)              (332)
     Gain on sale of subsidiary                                                          (23,384)                 -
     Other                                                                                   187                484
     Changes in operating assets and liabilities                                            (485)              (541)
                                                                                     ------------        -----------
          Net cash provided by operating activities                                        5,490             12,140
                                                                                     ------------        -----------

Investing Activities:
     Capital expenditures                                                                 (5,410)            (6,062)
     Purchase of short-term investments                                                   (7,189)            (4,609)
     Proceeds from sales of short-term investments                                         7,117              3,237
     Proceeds from sale of subsidiary                                                     26,000                  -
     Other                                                                                  (131)                 -
                                                                                     -----------         -----------
          Net cash flows provided by (used in) investing activities                       20,387             (7,434)
                                                                                     ------------        -----------

Financing Activities:
     Exercise of stock options                                                               526                422
     Purchase of treasury stock                                                           (5,243)                 -
     Issuance of common stock                                                                903                842
     Other                                                                                  (332)              (442)
                                                                                     ------------        -----------
          Net cash provided by (used in) financing activities                             (4,146)               822
                                                                                     ------------        -----------
Effect of exchange rate on cash                                                              655               (261)
Increase (decrease) in cash and cash equivalents                                          22,386              5,267
Cash and cash equivalents, beginning of period                                            18,764             11,848
                                                                                     ------------        -----------
Cash and cash equivalents, end of period                                               $  41,150          $  17,115
                                                                                     ------------        -----------
                                                                                     ------------        -----------

Supplemental  disclosures of cash flow  information
     Cash paid during the period for:
     Interest                                                                         $       45         $       57
     Income taxes                                                                     $    8,930         $    3,557
Supplemental disclosures of non-cash investing and
     financing activities

Change in net unrealized gains on available for sale securities                       $      494           $ (2,812)






            See Notes to Unaudited Consolidated Financial Statements.

                      DIALOGIC CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 1.     Unaudited Consolidated Financial Statements

       In the opinion of management, the unaudited consolidated balance sheet at June 30, 1998, and the unaudited consolidated statements of income and unaudited consolidated statements of cash flows for the interim periods ended June 30, 1998, and 1997 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods presented.

       In accordance with the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these statements be read in conjunction with the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       Certain prior year amounts have been reclassified to conform to the 1998 presentation.

 2.    Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the year ending December 31, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. As this statement only requires classification disclosure, its adoption will not have any impact on the consolidated financial position, consolidated results of operations or cash flows of the Company.

 3.     Divestment

       On February 17, 1998, the Company completed the sale of the principal assets and operations of Spectron Microsystems Inc., a wholly owned subsidiary, to Texas Instruments for $26.0 million. The sale resulted in an after tax gain of $14.0 million. The sale will not have a significant effect on the sales or earnings of the Company in future periods.


 4.    Available for Sale Securities

       The following is a summary of the available for sale securities as of June 30, 1998 and December 31, 1997 ($000's):

June 30, 1998                      Cost             Gross             Gross          Estimated
                                                  Unrealized       Unrealized        Fair Value
                                                    Gains            Losses

---------------------------------------------- ----------------- ---------------- -----------------
Municipal bonds                  $ 39,951           $ 132              $ -          $ 40,083
Equity investments                  1,954           2,595                -             4,549
---------------------------------------------- ----------------- ---------------- -----------------

Total marketable securities      $ 41,905         $ 2,727              $ -          $ 44,632
---------------------------------------------- ----------------- ---------------- -----------------

December 31, 1997                  Cost             Gross             Gross          Estimated
                                                  Unrealized       Unrealized        Fair Value
                                                    Gains            Losses

---------------------------------------------- ----------------- ---------------- -----------------

Municipal bonds                  $ 39,863           $ 149              $ -          $ 40,012
Equity investments                  1,954           1,808                -             3,762
---------------------------------------------- ----------------- ---------------- -----------------

Total marketable securities      $ 41,817         $ 1,957              $ -          $ 43,774
---------------------------------------------- ----------------- ---------------- -----------------

The Company owns 1,399,715 shares of capital stock in Voice Control Systems, Inc. ("VCS"). The shares are classified as available for sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Company's investment in VCS has been determined by reference to the market price for VCS stock as quoted on publicly traded exchanges on the representative valuation dates. The price per share of VCS stock had increased to $3.25 at June 30, 1998, as compared to $2.69 at December 31, 1997.

Unrealized gains/losses are reported net of tax in the equity section (as a component of accumulated other comprehensive income) of the Company's balance sheet in accordance with SFAS No. 115.

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

During the first quarter of 1998, the Company upgraded certain internal information technology systems. Accordingly, the Company took a $1.3 million after-tax charge to reduce the carrying value of the internal information technology assets that will no longer be supported.

Management believes the recognition of these impairments were in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

6.  Changes in Accounting Principles

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For the Company, other comprehensive earnings include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings for the three months and six months ended June 30, 1998 and 1997, were as follows:


                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                            ---------------------------    ------------------------------
                                                               1998            1997           1998             1997
                                                               ----            ----           ----             ----
Net earnings                                                $ 7,034         $ 4,779         $ 22,607          $ 8,006
Other comprehensive (expense) income, net of tax             (3,379)           (906)             483           (2,941)
                                                            ------------    -----------    ------------    --------------
     Total comprehensive earnings                           $ 3,655         $ 3,873         $ 23,090          $ 5,065
                                                            ------------    -----------    ------------    --------------
                                                            ------------    -----------    ------------    --------------

7.  Earnings per share

The Company adopted the provisions of SFAS No. 128, "Earnings per share" in the year ended December 31, 1997. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. EPS for the three and six months ended June 30, 1997, have been restated to comply with the provisions of SFAS No. 128. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued pursuant to the Company's Incentive Stock Compensation Plans.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.       General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of
Part 1 of this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include product demand and market acceptance risks, the effect of worldwide economic conditions, the impact of competitive products and pricing, the Company's ability to enter new markets, the adoption of new standards and the Company's ability to meet those standards, product development, effects of competitive forces and pace of deregulation in the telecommunications industry, the status of intellectual property rights, commercialization and technological difficulties, capacity and supply constraints or difficulties, the impact of acquisitions or mergers on customers, competitors or suppliers, consolidation of capital resources, general business conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such factors may also cause substantial volatility in the market price of the Company's common stock

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of costs and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in the Company's financial statements include allowances for accounts receivable, product returns and net realizable values of inventories. Actual results could differ from these estimates.

B.   Results of Operations

Consolidated revenues for the three months and the six months ended June 30, 1998, increased 16.0% from the comparable prior year periods. Consolidated revenues were $73.1 million for the three months ended June 30, 1998. Year-to-date consolidated revenues represented $139.5 million. North America's revenue increased 15.0% to $45.4 million and 19% to $87.6 million for the three and six months ended June 30, 1998, respectively. International revenues increased 17.0% for the three months ended June 30, 1998, and 12.0% for the six months ended June 30, 1998. Partially offsetting the international growth, revenue in Asia/Pacific decreased approximately 6.0% and 34.0% for the three and six month periods ended June 30, 1998. The decrease in Asia/Pacific revenue is due to the general economic conditions currently experienced throughout the region. During the six months ended June 30, 1998, the Company continued to release commercial production of its new products based on DM3 architecture. DM3 products are now available in PCI, cPCI, and VME configurations utilizing industry standards such as H.323, G.723.1, G.711, GSM and T.38.

Gross profit for the three months and six months ended June 30, 1998, was 63.4% and 63.1% of revenues, respectively, compared to 63.0% and 62.5% for each respective prior year period. Gross profit continues to experience improvements related to product mix and the continued effects of Dialogic's cost reduction efforts.

Research and development expenses as a percentage of revenues represented 21.9% in the three months and $21.4% in the six months ended June 30, 1998, as compared to 19.9% and 20.7% for the three and six months ended June 30, 1997. The Company continues to invest engineering resources in the development of the Dialogic DM3 Mediastream Resource Architecture ("DM3") as well as development of IP telephony and open switch products. The Company believes that investment in research and development is critical to future growth and anticipates investing at current levels throughout the remainder of 1998 in an effort to enable the Company to maintain its technological leadership in the marketplace. This estimate regarding future research and development as a percentage of revenue represents a Forward-Looking Statement; actual results could differ materially from the Company's expectations as a result of a variety of factors including variations in revenue, product market and competitive conditions, the availability of required resources and the Company's technological needs.

Selling, general and administrative expenses represented $20.1 million in the second quarter and $39.1 million for the six months ended June 30, 1998, as compared to $20.1 million and $38.5 million in the comparable prior year periods. As a percentage of total revenues, selling, general and administrative expenses decreased to 27.5% in the three months ended June 30, 1998, and 28.0% in the six months ended June 30, 1998, compared to 31.8% and 32.0% in the comparable prior year periods. Selling, general and administrative expenses have increased for the first six months of 1998 as compared to the six months ended June 30, 1997, as the Company incurred additional sales commissions on a higher revenue base. The increase is partially offset by foreign currency fluctuation, primarily yen denominated.

Net interest income for the three months and six months ended June 30, 1998, increased to $789 thousand and $1.4 million from $354 thousand and $708 thousand in the comparable prior year periods. The increase reflects the earnings on the increase in the Company's short-term investment portfolio and the proceeds from the sale of a subsidiary during the first quarter of 1998.

The Company's effective income tax rate for the six months ended June 30, 1998, was 41.6% as compared to 36.0% for the six months ended June 30, 1997. The increase is attributable to the write-down of the non-tax deductible goodwill of Dianatel Corporation in the first quarter of 1998 in the amount to $3.5 million, as well as the higher effective tax rate on the gain on sale of a subsidiary.

Net income for the three and six months periods ended June 30, 1998, was $7.0 million and $22.6 million, respectively, or $0.42 and $1.35 per share on a diluted basis, compared to $4.8 million and $8.0 million or $0.29 and $0.49 per diluted share for the comparable periods ended June 30, 1997. Results for the current year include an after-tax gain of $14.0 million or $0.84 per diluted share on the first quarter asset sale of a subsidiary and non-recurring charges of $4.8 million or $0.29 per diluted share for the write-down of selected assets. Management believes that this additional information regarding earnings is useful and meaningful to an understanding of the operating performance of the Company. However, this measurement of earnings should not be considered by the reader as an alternative to net income as an indicator of the Company's operation or performance, or to cash flows as an indicator of liquidity. Weighted average diluted shares outstanding represented 16,625 million and 16,729 million for the three and six months ended June 30, 1998, respectively, as compared to 16,375 million and 16,437 for the respective prior year periods.

C.     Financial Condition

As of June 30, 1998, and December 31, 1997, the Company had working capital of $143 million and $120 million respectively, and a current ratio (i.e., the ratio of current assets to current liabilities) of 4.6 to 1 and 4.7 to 1, respectively. For the six months ended June 30, 1998, Dialogic's cash and cash equivalents increased by $22.3 million. Cash inflows from proceeds of the sale of the assets of Spectron Microsystems were $26.0 million for the first quarter of 1998. Cash outflows of approximately $5.4 million were expended for the purchase of fixed assets related to the continued growth of the Company's operations. Net cash flows from operating activities were $5.5 million. Cash outflows for the repurchase of treasury stock of $5.2 million, was partially offset by the proceeds from the exercise of stock options and the issuance of shares of common stock. The Company believes that its current liquidity, coupled with cash generated from operations and credit available under its credit lines, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months. This statement constitutes a Forward-Looking Statement. The actual sufficiency of such capital resources could differ materially from the Company's expectations, depending among other things upon the extent to which unanticipated capital requirements may arise and the extent to which unanticipated events may have a materially adverse effect on the Company's profitability.

D.       Year 2000

The Company has undertaken a company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies and in the products it offers for sale or license. The Company has and will incur internal staff costs related to this initiative. Total incremental expenses are not expected to have a material impact on the Company's financial condition. The Company believes its financial operating systems as well as the products it offers for sale or license are currently Year 2000 compliant. The Company continues to work with other third-party suppliers to identify exposure and obtain assurance that all significant third parties will be Year 2000 compliant. However, there can be no assurance that the systems of the companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The Company anticipates no material adverse effect resulting from Year 2000 problems. This represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Undiscovered issues related to Year 2000 compatibility could have an adverse impact.

E.       New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company beginning January 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is currently evaluating the impact that the adoption of SFAS No. 131 will have on its consolidated financial statements.

                           PART II. Other Information

Item 1.  Legal Proceedings

         For  other   information   regarding   certain  pending  legal
         proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on April 29, 1998, in Whippany, New Jersey. A class of three directors was nominated by the Board of Directors to serve for a three-year term and was elected at the meeting. At such meeting, 16,155,876 shares were entitled to vote, and a plurality of the votes was needed for election. The table below discloses the vote which was recorded for each nominee for office.

                                               In Favor                Withheld
                                             --------------          -----------

           Howard G. Bubb                     13,816,601               150,961
           Kenneth J. Burkhardt, Jr.          13,816,044               151,518
           John N. Lemasters                  13,836,244               131,318


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

               27.1 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIALOGIC CORPORATION

                                                By: /s/Thomas G. Amato
                                                    -------------------------
                                                     Thomas G. Amato
                                                     Vice President,
                                                     Chief Financial Officer

                                                By: /s/Jean M. Beadle
                                                    --------------------------
                                                     Jean M. Beadle
                                                     Chief Accounting Officer,
                                                     Controller

Dated: August 7, 1998

                                  EXHIBIT INDEX

Exhibit No.                             Exhibit                          Page


27.1                       Financial Data Schedule                       E-1