Form 10-Q
period 1998-09-30
DIALOGIC CORP
filed 1998-11-13
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended September 30, 1998 or

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

At September 30, 1998, there were 16,238,626 shares of Common Stock, no par value, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                  Page Number

Part I.    Financial Information

     Item 1. Financial Statements

               Consolidated  Balance Sheets as of September 30, 1998
               (unaudited) and December 31, 1997                           3

               Consolidated  Statements of Income for the Three Months
               and the Nine Months Ended September 30, 1998 and
               1997 (unaudited)                                            4

               Consolidated Statements of Cash Flows for the Nine Months   5
               Ended September 30, 1998 and 1997(unaudited)

               Notes to Consolidated Financial Statements (unaudited)      6-8

         Item 2.  Management's Discussion and Analysis of Financial       9-12
                  Condition and Results of Operations

Part II. Other Information

         Item 1.  Legal Proceedings                                         13

         Item 6.  Exhibits and Reports on Form 8-K                          13

                  Signatures                                                14


                          PART I. Financial Information

                          Item 1. Financial Statements

                      DIALOGIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                           September 30                  December 31,
                                                                                   1998                         1997
                                                                           (Unaudited)

ASSETS

Current assets:
       Cash and cash equivalents                                          $    47,134                   $    18,764
       Marketable securities                                                   41,508                        43,774
       Accounts receivable (net of allowance for doubtful
          accounts of $1,826 and $1,280, respectively)                         50,959                        45,186
       Inventory:
           Raw materials                                                        5,015                         8,827
           Work in process                                                      6,603                         6,724
           Finished goods                                                  $   12,897                    $   14,941
                                                                            ---------                     ---------
                                                                               24,515                        30,492
       Deferred income taxes                                                   10,435                         7,190
       Other current assets                                                    10,749                         6,842
                                                                            ---------                     ---------
           Total current assets                                               185,300                       152,248

Property and equipment, net                                                    25,470                        22,615
Other assets                                                                    5,467                         7,541
                                                                           ----------                    ----------

TOTAL ASSETS                                                              $   216,237                   $   182,404
                                                                           ==========                    ==========
LIABILITIES
Current liabilities:
       Accounts payable                                                 $       9,382                  $     14,361
       Accrued salaries                                                         8,782                         6,390
       Accrued royalties                                                        1,605                         1,825
       Accrued expenses                                                        11,246                         7,986
       Income taxes payable                                                     8,938                         1,237
       Current maturities of long term liabilities                                259                           529
                                                                           ----------                    ----------
           Total current liabilities                                           40,212                        32,328
Long term liabilities                                                           2,469                         2,481
Deferred income tax                                                             3,226                         2,730

SHAREHOLDERS' EQUITY
       Preferred stock, no par value, stated
          value $0.01-10,000,000 shares
          authorized; none issued                                                -                            -
       Common stock, no par value, stated
          value $0.01-60,000,000 shares
          authorized; 16,238,626 and 16,100,862
          issued, respectively                                                    216                           214
       Additional paid-in capital                                              55,716                        51,941
       Treasury stock, at cost 257,500 and
          50,000 shares, respectively                                          (8,884)                       (1,912)
       Retained earnings                                                      123,586                        94,023
       Unamortized restricted stock compensation                                 (712)                        -
       Accumulated other comprehensive income                                     408                           599
                                                                       --------------                --------------
           Total shareholders' equity                                         170,330                       144,865
                                                                           ----------                    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   216,237                   $   182,404
                                                                           ==========                    ==========

            See Notes to Unaudited Consolidated Financial Statements



                      DIALOGIC CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                      September 30,

                                                                 1998              1997             1998              1997
                                                                 ----              ----             ----              ----


Revenues                                                       $  76,121         $  68,760          $ 215,640       $ 189,045
Cost of goods sold                                                28,956            25,882             80,386          71,021
                                                                  ------          --------           --------         -------
Gross profit                                                      47,165            42,878            135,254         118,024
Research and development                                          17,097            13,542             46,888          38,391
Selling, general and administrative expenses                      20,017            19,855             59,116          58,347
Asset impairment                                                  -                 -                   5,297             -
                                                                ---------         --------           -------          -------
Operating income                                                  10,051             9,481             23,953          21,286
Interest income, net                                                 818               444              2,254           1,148
Gain on sale of subsidiary                                        -                 -                  23,384             -
                                                                --------          ---------            ------          ------
Income before provision for income taxes                          10,869             9,925             49,591          22,434
Provision for income taxes                                         3,913             3,573             20,028           8,076
                                                                   -----             -----             ------          ------
Net income                                                         6,956             6,352             29,563          14,358
                                                                ========          ========             ======          ======
Net income per share:
         Basic                                                     0.43              0.40               1.84            0.90
         Diluted                                                   0.43              0.38               1.78            0.87
Weighted average number of common shares:
         Basic                                                    16,003            15,994             16,030          15,888
         Diluted                                                  16,361            16,623             16,606          16,499

            See Notes to Unaudited Consolidated Financial Statements


                      DIALOGIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,

                                                                             1998                         1997
                                                                             ----                         ----

Cash flows from operating activities:
Net income                                                                    29,563                    14,358
Adjustments for non-cash items
  included in net income::
     Depreciation and amortization                                             6,030                     7,004
     Asset impairment                                                          5,297                         -
     Deferred income taxes                                                    (2,289)                   (1,550)
     Gain on sale of subsidiary                                              (23,384)                        -
     Other                                                                      (427)                      883
     Changes in operating assets
         and liabilities                                                       2,772                       836
                                                                            --------                 ---------
         Net cash provided by operating
           activities                                                         17,562                    21,531
                                                                              ------                    ------

Investing Activities:                                                                                        `
     Capital expenditures                                                    (10,825)                   (7,548)
     Purchase of short-term investments                                       (9,887)                  (17,386)
     Proceeds from sales of short-term
         investments                                                          10,892                     5,951
     Proceeds from sale of subsidiary                                         26,000                         -
     Other                                                                      (131)                        -
                                                                           ----------                  -------
         Net cash flows provided by (used in)
           investing activities                                               16,049                   (18,983)
                                                                             -------                   --------

Financing Activities:
     Exercise of stock options                                                   712                      1126
     Purchase of treasury stock                                                (6972)                        -
     Issuance of common stock                                                   1381                      1305
     Other                                                                      (489)                     (597)
                                                                           ----------                 ---------
         Net cash provided by (used in)
            financing activities                                              (5,368)                    1,834
                                                                            ---------                  -------
     Effect of exchange rate on cash                                             127                       402
     Increase in cash and cash equivalents                                    28,370                     4,784
     Cash and cash equivalents, beginning
         of period                                                            18,764                    11,848
                                                                              ------                  --------
     Cash and cash equivalents, end of period                              $  47,134                 $  16,632
                                                                            ========                  ========

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest                                                              $      65                $       82
     Income taxes                                                          $  12,600                $    8,938
Supplemental disclosures of non-cash investing and
         financing activities
Change in net unrealized gains on available
for sale securities                                                        $  (1,275)               $   (3,563)
Issuance of restricted common stock                                        $    (764)               $      -

            See Notes to Unaudited Consolidated Financial Statements.

                      DIALOGIC CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Consolidated Financial Statements

         In the opinion of management, the unaudited consolidated balance sheet at September 30, 1998, and the unaudited consolidated statements of income and unaudited consolidated statements of cash flows for the interim periods ended September 30, 1998 and 1997, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods presented.

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

2.       Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the year ending December 31, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. As this statement only requires certain disclosure, its adoption will not have any impact on the consolidated financial position, consolidated results of operations or cash flows of the Company.

3.       Divestment

         On February 17, 1998, the Company completed the sale of the principal assets and operations of Spectron Microsystems Inc., a wholly owned subsidiary, to Texas Instruments for $26.0 million. The sale resulted in an after tax gain of $14.0 million. The sale will not have a significant effect on the sales or earnings of the Company in future periods.

4.       Available for Sale Securities

         The following is a summary of the available for sale securities as of September 30, 1998 and December 31, 1997 ($000's):


September 30, 1998            Cost        Gross       Gross       Estimated
                                        Unrealized  Unrealized   Fair Value
                                         Gains       Losses
________________________________________________________________________________


Municipal bonds             $ 38,872      274            -       $39,146
Equity investments             1,954      408            -         2,362
Total marketable securities $ 40,826      682            -       $41,508
________________________________________________________________________________
December 31, 1997            Cost       Gross          Gross     Estimated
                                      Unrealized     Unrealized  Fair Value
                                        Gains          Losses
Municipal bonds             $ 39,863      149              -       $ 40,012
Equity  investments            1,954    1,808              -          3,762
________________________________________________________________________________

Total marketable securities $ 41,817    1,957              -       $  43,774
________________________________________________________________________________


The Company owns 1,399,715 shares of capital stock in Voice Control Systems, Inc. ("VCS"). The shares are classified as available for sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Company's investment in VCS has been determined by reference to the market price for VCS stock as quoted on publicly traded exchanges on the representative valuation dates. The price per share of VCS stock had decreased to $1.69 at September 30, 1998, as compared to $2.69 at December 31, 1997.

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

6.  Changes in Accounting Principles

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For the Company, other comprehensive earnings include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings for the three months and nine months ended September 30, 1998 and 1997, were as follows:


                                             Three Months Ended       Nine Months Ended
                                                September 30,          September   30,
                                             1998             1997        1998           1997
Net   earnings                             $ 6,956         $ 6,352     $ 29,563        $14,358
Other  comprehensive (expense)
   income,  net of tax                        (896)           (841)        (416)        (3,821)
                                             ------        -------     ---------       --------
     Total  comprehensive  earnings        $ 6,060         $ 5,511     $ 29,147        $10,537
                                           =======         =======     ========        ========

7. Earnings per share

The Company adopted the provisions of SFAS No. 128, "Earnings per share" in the year ended December 31, 1997. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. EPS for the three and nine months ended September 30, 1997, have been restated to comply with the provisions of SFAS No. 128. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock optio ns issued pursuant to the Company's Incentive Stock Compensation Plans.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.   General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of
Part 1 of this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include product demand and market acceptance risks, the effect of worldwide economic conditions, the impact of compet itive products and pricing, the Company's ability to enter new markets, the adoption of new standards and the Company's ability to meet those standards, product development, effects of competitive forces and pace of deregulation in the telecommunications industry, the status of intellectual property rights, commercialization and technological difficulties, capacity and supply constraints or difficulties, the impact of acquisitions or mergers on customers, competitors or suppliers, consolidation of capital resources, general business conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such factors may also cause substantial volatility in the market price of the Company's common stock.

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

Results of Operations

Consolidated revenues for the three months and the nine months ended September 30, 1998, increased 10.7% and 14.1%, respectively, from the comparable prior year periods. Consolidated revenues were $76.1 million for the three months ended September 30, 1998. Year-to-date consolidated revenues were $215.6 million. North America's revenue represented $45.4 million and $133.3 million for the three and nine months ended September 30, 1998, respectively. Despite global economic issues, international revenues increased 25.7% for the three months ended September 30, 1998, and 20.1% for the nine months ended September 30, 1998. Revenue in Europe increased approximately 47.1% and 47.4% for the three and nine month periods ended September 30, 1998. During the nine months ended September 30, 1998, the Company continued to release commercial production of its new products based on DM3 architecture. DM3 products are now available in PCI, cPCI, and VME configurations utilizing industry standards such as H.323,
G.723 .1, G.711, GSM and T.38.

Gross profit for the three months and nine months ended September 30, 1998, was 62.0% and 62.7% of revenues, respectively, compared to 62.4% for each respective prior year period. Gross profit for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, experienced slight erosion related to product mix.

Research and development expenses as a percentage of revenues represented 22.4% for the three months ended September 30, 1998, and 21.7% for the nine months ended September 30, 1998, as compared to 19.7% and 20.3% for the comparable periods in 1997. The Company continues to maintain a high level of R&D investment to meet the needs of its customers and to obtain new design wins. Dialogic continues to invest engineering resources in the development of the Dialogic DM3 Mediastream Resource Architecture ("DM3") as well as development of IP telephony and open switch products. The Company believes that investment in research and development is critical to future growth and anticipates investing at current levels throughout the remainder of 1998 in an effort to enable the Company to maintain its technological leadership in the marketplace. This estimate regarding future research and development as a percentage of revenue represents a Forward-Looking Statement; actual results could differ materially from the Com pany's expectations as a result of a variety of factors including variations in revenue, product market and competitive conditions, the availability of required resources and the Company's technological needs.

Selling, general and administrative expenses represented $20.0 million in the third quarter and $59.1 million for the nine months ended September 30, 1998, as compared to $19.9 million and $58.3 million in the comparable prior year periods. As a percentage of total revenues, selling, general and administrative expenses decreased to 26.3% in the three months ended September 30, 1998, and 27.4% in the nine months ended September 30, 1998, compared to 28.9% and 30.9% in the comparable prior year periods, reflecting a leverage of these expenses over a larger revenue base. Selling, general, and administrative expenses for the nine months ended September 30, 1998, have remained relatively stable as compared to prior periods.

Net interest income for the three months and nine months ended September 30, 1998, increased to $818 thousand and $2.3 million from $444 thousand and $1.2 million in the comparable prior year periods. The increase primarily reflects the earnings on the increase in the Company's short-term investment portfolio due in part to the proceeds from the sale of a subsidiary during the first quarter of 1998.

The Company's effective income tax rate for the nine months ended September 30, 1998, was 40.4% as compared to 36.0% for the nine months ended September 30, 1997. The increase is attributable to the write-down of the non-tax deductible goodwill of Dianatel Corporation in the first quarter of 1998 in the amount of $3.5 million, as well as the higher effective tax rate on the gain on sale of a subsidiary.

Net income for the three and nine months periods ended September 30, 1998, was $7.0 million and $29.6 million, respectively, or $0.43 and $1.78 per share on a diluted basis, compared to $6.4 million and $14.4 million or $0.38 and $0.87 per diluted share for the comparable periods ended September 30, 1997. Results for the current year include an after-tax gain of $14.0 million or $0.84 per diluted share on the first quarter asset sale of a subsidiary and non-recurring charges of $4.8 million after-tax or $0.29 per diluted share for the write-down of certain assets. Management believes that this additional information regarding earnings is useful and meaningful to an understanding of the operating performance of the Company. However, this information should not be considered by the reader as an alternative to net income as an indicator of the Company's operation or performance, or to cash flows as an indicator of liquidity. Weighted average diluted shares outstanding represented 16,361,019 and 16,606,323 for the three and nine months ended September 30, 1998, respectively, as compared to 16,623,172 and 16,498,685 for the respective prior year period.

C.   Financial Condition

As of September 30, 1998, and December 31, 1997, the Company had working capital of $145.1 million and $119.9 million respectively, and a current ratio (i.e., the ratio of current assets to current liabilities) of 4.6 to 1 and 4.7 to 1, respectively. For the nine months ended September 30, 1998, Dialogic's cash and cash equivalents increased by $28.4 million. Cash inflows from proceeds of the sale of the assets of Spectron Microsystems were $26.0 million for the first quarter of 1998. Cash outflows of approximately $10.8 million were expended for the purchase of fixed assets related to the continued growth of the Company's operations. Net cash flows from operating activities were $17.6 million. Cash outflows for the repurchase of treasury stock of $7.0 million, was partially offset by the proceeds from the exercise of stock options and the issuance of shares of common stock. The Company believes that its current liquidity, coupled with cash generated from operations and credit available under its credi t lines, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months. This statement constitutes a Forward-Looking Statement. The actual sufficiency of such capital resources could differ materially from the Company's expectations, depending among other things upon the extent to which unanticipated capital requirements may arise and the extent to which unanticipated events may have a materially adverse effect on the Company's profitability.

D.  Year 2000

The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to difine the applicable year. Some computer systems will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. The Company has undertaken a company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies and in the products it offers for sale or license. The Company believes its internal systems, including both its financial operating information technology systems, and non-information technology systems are Year 2000 compliant. The Company's financial operating systems have been upgraded to a Year 2000 compliant release within the context of its normal operating environment. Such upgrade was not accelerated in anticipation of Year 2000 issues. No material additional costs were incurred in upgrading the Company's internal systems. This phase of the Company's Year 2000 study is completed. The Company anticipates working jointly with strategic vendors and business partners to identify any Year 2000 issues that may impact the Company. The Company anticipates that evaluation and corrective actions, if any, will be on-going through the remainder of 1998 and through 1999. To date the Company has not identified any such problems which it believes cannot be corrected without material impact on the Company. However, there can be no assurance that the companies with which the Company does business will achieve Year 2000 compliance in a timely fashion, or that such failure to comply by another company will not have a material adverse effect on the Company.

The Company has and will incur internal staff costs related to this aspect of its initiative. These costs are not considered to have a material impact on the Company's operating results and have not been quantified.

The Company believes the products it currently offers for sale or license are all Year 2000 compliant.

Based on the assessment effort to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition, results of operations, or cash flows. This statement constitutes a Forward-Leading Statement. Actual results could differ materially from the Company's beliefs and expectations, however, are based on certain assumptions and expectations, which ultimately may prove to be inaccurate. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers; and (b) disruption of the distribution channel, including transportation vendors; (c) undiscovered Year 2000 incompatibilities in systems or products; (d) customer problems which could affect revenue demand; and The Company's Year 2000 assessment is ongoing and the consideration of contingency plans will continue to be evaluated as new information becomes available. At this stage, however, the Company has not developed a comprehensive contingency plan to address situations that may result if any of the third parties upon which the Company is dependent is unable to achieve Year 2000 compliance. The need for such a contingency plan will be evaluated through the remainder of 1998 and through 1999. Undiscovered issues related to Year 2000 compatibility could have a material adverse impact.

E.  New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company beginning January 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. As this statement only requires certain disclosure, its adoption will not have any impact on the consolidated financial position, consolidated results of operations or cash flows of the Company.

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


                                        DIALOGIC CORPORATION

                                        By: /s/Thomas G. Amato
                                            Thomas G. Amato
                                            Vice President,
                                            Chief Financial Officer

                                        By: /s/Jean M. Beadle
                                            Jean M. Beadle
                                            Chief Accounting Officer,
                                            Controller

Dated: November 13, 1998

                                 EXHIBIT INDEX

Exhibit No.                        Exhibit                                Page


27.1                       Financial Data Schedule                         E-1