Form 10-K
period 1998-12-31
DIALOGIC CORP
filed 1999-03-26
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

                               Title of each class

                  Common Stock, no par value, stated value $.01

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of voting stock held by non-affiliates as of February 1, 1999 was approximately $292,404,000 .

          Number of shares of Common Stock  outstanding  as of February 1, 1999:
16,394,993.

          Documents incorporated by reference: Annual report to shareholders for the year ended December 31, 1998 (Part II); Definitive proxy statement for the registrant's 1999 annual meeting of shareholders (Part III).

                              DIALOGIC CORPORATION
                                TABLE OF CONTENTS

PART I                                                                   Page

Item 1       Business of the Company................................       3

Item 2.      Properties.............................................       23

Item 3       Legal Proceedings......................................       23

Item 4       Submission of Matters to a Vote of Security Holders....       25

Item 4A      Executive Officers of the Registrant...................       25

PART II

Item 5       Market for the Registrant's Common Equity and
             Related Stockholder Matters............................       28

Item 6       Selected Financial Data................................       28

Item 7       Management's  Discussion  and Analysis of Results
             of Operations  and Financial Condition.................       28

Item 7A      Quantitative and Qualitative Disclosure About Market Risk     28

Item 8       Financial Statements and Supplementary Data.............      28

Item 9       Changes in and  Disagreements  with  Accountants  on
             Accounting  and Financial Disclosure....................      29

PART III

Item 10       Directors of the Registrant............................      30

Item 11       Executive Compensation.................................      30

Item 12       Security Ownership of Certain Beneficial Owners
                 and Management......................................      30

Item 13       Certain Relationships and Related Transactions.........      30

PART IV

Item 14        Exhibits, Financial Statements Schedules
                   and Reports on Form 8-K...........................      31

Signatures      .....................................................      34

Item 1.  Business of the Company

Introduction

          Dialogic Corporation was incorporated in New Jersey in 1983, and has its principal executive offices located at 1515 Route 10, Parsippany, New Jersey 07054. The terms "Company" and "Dialogic" used in this report refer to the Registrant and its consolidated subsidiaries unless the context indicates otherwise1.

          On February 17, 1998, the Company sold substantially all of the assets of its Spectron Microsystems, Inc. subsidiary, which had been acquired in 1995, to Texas Instruments Inc. for approximately $26 million in cash and the assumption by the buyer of substantially all of Spectron Microsystems' liabilities. Spectron Microsystems was in the business of developing software for DSP operating systems.

          Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "-- Risk Factors".

General

          Dialogic designs, manufactures and markets hardware and software enabling technologies for "computer telephony" systems. "Computer telephony" is the term used to encompass a wide variety of technologies and applications that use the information processing capabilities of a computer (often a server) to add intelligence to telephone functions and to combine these functions with data processing. The Company's products are offered as modular building blocks that enable its customers--primarily Value-Added Resellers ("VARs"), Original Equipment Manufacturers ("OEMs"), systems integrators, service providers and applications developers--to design computer telephony systems that meet the applications demands of their end-user customers. Dialogic has promoted the acceptance of open, non-proprietary computer telephony systems, enabling its customers to respond to end-user demand for standards-based systems and expanding the types of systems into which the Company's products may be incorporated. The Company's customers vary in size from small ventures to major computer and telecommunications companies worldwide.

          The Company's hardware signal computing products receive and process signals from telecommunications networks and perform computing functions to convert the signals to data appropriate for various types of computer systems. These computing functions are based upon algorithms for a variety of features, including voice compression, voice storage, speech recognition, tone recognition and facsimile compression. Conversely, the Company's signal computing products also take computer data and convert it to signals compatible with telecommunications networks by using algorithms for features such as speech synthesis, voice decompression, tone signaling and facsimile generation. Dialogic's signal computing hardware products typically provide one or both of two elements--a signal processing resource and a network interface. Signal processing resources perform specific functions. Network interfaces connect a system, normally a personal computer, to telephone and data networks. Dialogic's hardware products are offered in the form of circuit boards/platforms to be installed in a variety of computer chassis. Typically, Dialogic hardware products are provided bundled with software elements, such as drivers, which enable the hardware product to work in the host environment and to be compatible with other elements within the system in which they are installed. Software functionality is also contained in the firmware modules of the Company's hardware products.

          The  Company  also  licenses  the use of various  standalone  software products, such as CT Connect and CT Media, which provide middleware functionality within a system, enabling an application designer to design to a uniform Applications Programming Interface ("API") and provide server resource management and application interoperability. Dialogic also provides various products which include third party provided technology embedded in Dialogic boards, particularly involving text to speech and voice recognition on Antares boards. Dialogic services are addressed to professional, technical support, consulting, training and custom platform services.

          Dialogic offers a broad product line, allowing its customers to develop computer telephony applications with components that are compatible and scaleable across different ranges of density and performance. Such applications, which are marketed by Dialogic's customers for ultimate use in public networks, private networks and on customer premises, include:

     o   Internet gateway and gatekeeper applications, including:
         o   Voice over the Internet
         o   Fax over the Internet
     o Database interaction applications, which query and make changes to databases based on touchtone or voice input, including:
          o Audiotex - giving 24-hour telephone access to a menu-selected database of recorded (spoken) information
          o    Fax-on-demand   -   giving   24-hour   telephone   access   to  a
               menu-selected database of printed information
          o Interactive voice response - giving 24-hour telephone access, with update privileges, to an indexed database of records
          o Interactive fax response - faxing hard-copy confirmations of touchtone queries or transactions
      o Multimedia applications which store and forward data, fax and voice, including:

          o    Voice mail
          o Fax servers, which typically enable desktop users to electronically generate, transmit, store and retrieve fax messages via local area network connections
          o    Paging
          o Unified messaging, which presents e-mail, fax and voice messages through one screen interface and converts from e-mail to fax or voice for remote telephone access. Multimedia messaging systems link voice mail, email, and fax services, presenting access to all three types of media messages from one workstation screen, and allowing users to hear, read, or view them in any order they choose. These systems can also receive messages in one medium and forward them in another. For example, email messages can be converted using text-to-speech (TTS) technology into voice messages that can then be accessed from a telephone.
     o    Intelligent call control  applications,  which automate  services that once required the intervention of an operator, including:
          o Call centers, where a large number of agents process inbound requests or outbound sales calls
          o Help desk automation, which directs a call to the support staffer with the appropriate expertise
          o Conferencing, which enables more than two parties to call a control number, with active or passive (i.e., listening) privileges
          o Predictive/autodialing, which dials out to lists of phone numbers, screens out certain calls (e.g., no-answers) and delivers live prospects to telemarketing agents
          o Personal communications agents, which screen and forward calls based on a user's itinerary and instructions
          o PBX, which enables connections between users both within the system and to parties outside the system
          o Voice dialing, which generates a dial sequence based on the user's spoken input
     o Voice Processing Applications, which use speech recognition and Text-to-Speech
     o Open Communications Servers, which provide PC-based open switching, permitting integration of call switching and computer telephony technologies

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

          The Company's strategy is to position Dialogic to benefit from the growing acceptance of open call processing systems. The Company seeks to support this strategy through the following approaches:

     o Advocate Open Systems. The Company believes that open architectures provide many advantages to systems developers, including (i) reducing the time needed to bring new products to market, (ii) reducing customers' maintenance and continuing engineering costs, (iii) providing access to a variety of technologies from third-party vendors, (iv) enabling customers to focus their efforts on marketing and end-user applications, (v) protecting customers so that they will not be dependent upon a particular technology and therefore be precluded from accessing new technologies and (vi) enabling customers and end-users to benefit from the economies associated with open architectures. As part of its commitment to open architectures, Dialogic designs its modular components to satisfy established industry standards. Its products work in a variety of PC platforms and form factors and support standard operating systems. Furthermore, to support its international sales efforts, the Company designs its products to meet international telecommunications standards. At the same time, Dialogic advocates the value to end-users of requesting their computer telephony vendors to provide open systems, thereby encouraging the "pull through" of open components.
     o Develop Signal Computing Technologies. Dialogic believes that voice, image and data processing technologies are converging at a rapid rate. This convergence is reflected in the demand for unified messaging systems in the telecommunications and computing industries. In the telecommunications field, voice processing systems are being designed to integrate voice, fax and e-mail messages; similarly, within the computing industry, unified messaging may be addressed by servers that provide the client with access to voice, fax and e-mail messages. By focusing on signal computing technologies, such as the Company's DM3 Mediastream Architecture, Dialogic seeks to have its products incorporated in a wide variety of business computing applications that address one or more voice, image and data processing functions. As PC platforms decline in price and continue to be widely deployed, and as reliable, user-friendly multi-tasking operating systems become more widely accepted, the Company intends to provide its customers with products that support multi-application uses and that benefit from this technological convergence. This statement regarding the Company's intent constitutes a Forward-Looking Statement. Actual results may differ from the Company's intentions as a result of a number of factors, including the extent to which the Company is able to respond to technological developments and competitive responses. See "--Risk Factors".
     o Promote Open Communications Servers: Increasingly, Dialogic is focusing activities on enabling open communications servers, based on a client/server computing model. The open communications server is analogous to the concept of a database server that is open to multiple suppliers and applications. In this open, client/server model, telephony becomes a peer to other computing resources. The open communications server can support traditional and IP networks transparently, and it can be integrated and managed with other IT services. Software interoperability and wider application and technology choices become key differentiating features. The elements of Dialogic's vision of an open communications server include:
          o    Interoperable applications and software tools
          o    Standards-based administration tools
          o    Choice of standard, open APIs (TAPI, S.100, CSTA)
          o Standards-based middleware (CT Media[TM] for Windows NT, CT-Connect[TM] software)
          o Choice of standard, modular hardware technologies (voice, fax, Automatic Speech Recognition, Text To Speech, switching, conferencing; T-1, E-1, ISDN, BRI, ATM interfaces; based on the ECTF H.100/H.110 connection standard)
          o Open, standard computing platforms and operating systems (ISA, PCI, cPCI, VME; Windows NT, UNIX)
          o Wide range of technologies delivered on standards-based, high-performance, modular, scalable components from different vendors
          o    Standard SPIs (based on the emerging ECTF S.300 specification)
          o Standard hardware interfaces and software APIs that simplify development and ensure interoperability and portability across platforms
          o Expandable and scalable servers (from 2-port to high-density multiport solutions)
          o    Servers that run on standard computing platforms
          o Ease in adding new features and services using modular "off-the-shelf" components and applications

          These statements regarding the Company's intent and the eventual elements of an open communications server constitute a Forward-Looking Statement. Actual results may differ from the Company's intentions as a result of a number of factors, including the extent to which the Company is able to respond to technological developments and competitive responses; the development of industry and de facto standards; availability, features and price of alternative approaches and marketplace adoption of Dialogic's approach. See "--Risk Factors"

     o Initiate and Promote Uniform Standards. Dialogic's Signal Computing System Architecture ("SCSA") reflects the Company's commitment to the expansion of existing call processing technology through open architectures. The goal of SCSA is to develop and gain broad domestic and international acceptance for a variety of computer telephony standards and technologies. The essential elements of SCSA are the development of (i) software standards for use by the computer telephony industry, (ii) buses with increased bandwidth and capability to support high capacity platforms, (iii) a wide range of products available from multiple vendors that enable systems developers to integrate voice, image and data technologies in order to build unified messaging solutions and (iv) technologies that are designed to permit scalability from single node stand-alone systems to multi-node distributed systems, thereby allowing customers to expand from low to high capacity products with relative ease. SCSA participants include computer suppliers, component manufacturers, hardware suppliers, algorithm and technology developers, call processing systems suppliers and leading telecommunications equipment manufacturers. Substantially all of the major products in Dialogic's current product line incorporate one or more aspects of SCSA. In 1995, Dialogic joined Digital Equipment Corporation, Ericsson Business Networks, Hewlett-Packard and Northern Telecom in forming the Enterprise Computer Telephony Forum ("ECTF"). The principal goal of the ECTF is to oversee the evolution of industry-wide standards implementation for computer telephony. Dialogic has contributed to ECTF its Telephone Application Object (TAO) software framework to assist in the development of a series of open interfaces. In the Internet field, Dialogic has been active in the International Multimedia Teleconferencing Consortium, the European Telecommunications Standards Institute ("ETSI"), the Internet Engineering Task Force ("IETF") and the International Telecommunications Union ("ITU") advocating standards for Internet products that will enable different vendors' gateways and products to interoperate. Dialogic's CT Media middleware product is an implementation of the ECTF S.100 standard. Dialogic also works with de facto standards, such as Microsoft's TAPI (Telephony Applications Programming Interface).
     o Leverage Technological Expertise in Computer Telephony. Dialogic's core technical competence is the development of computer telephony technologies that are embedded in the Company's hardware, software and digital signal processing algorithms. Dialogic believes that its future success depends upon its ability to continually expand its technical capabilities and to provide technically advanced components that are responsive to technological advances and changes in industry standards. Dialogic also has increased its efforts in developing professional services as a business unit drawing on this expertise. Accordingly, the Company spends, and intends to continue to spend, substantial amounts on research and development. Statements in this Annual Report regarding future research and development spending constitute Forward Looking Statements. See "--Risk Factors". Factors that could affect the level of research and development spending include market conditions, the nature of customer demand, competitors' product announcements, patent and/or license availability and claims and regulatory requirements.
     o Provide Customers with a Broad Range of Products. Dialogic enables its systems developer customers to develop and offer a broad range of applications by providing its customers with building blocks that are designed to conform to widely accepted standards, much in the same way that the standardization of PC platforms has resulted in an entire industry of data processing software developers. The Company's modular approach also enables systems developers and integrators to build progressively larger systems with more application features without making significant changes in the underlying technologies.
     o Develop Collaborative Customer Relationships. Dialogic believes that it is essential to maintain close communications with its customers in order to understand their needs. Through contacts at both the field and management levels, the Company reviews application design and hardware configuration issues and application objectives with its customers. Dialogic seeks to serve as a problem solver in helping to construct new and enhanced call processing systems. The Company also seeks to educate systems developers about the broad range of applications that may be provided through use of the Company's computer telephony components, in part by conducting seminars to train customers' engineers in the use and potential applications of Dialogic modules.
     o Expand International Presence. Dialogic believes that advances in voice, image and data processing technologies, growing international acceptance of the benefits available from these technologies and deregulation and privatization of international telecommunications networks will drive increased acceptance of computer telephony technology in international markets. Dialogic also believes that certain voice processing markets are less mature than those in the
          United States and offer more opportunities for both traditional products, like voice mail, and for leapfrogging technology, like voice over Internet. See "--Risk Factors." No assurances can be given with respect to the pace of deregulation and privatization, which may differ significantly from country to country, or the degree to which deregulation and privatization may result in demand for Company products. The Company's familiarity with international regulatory requirements has enabled it to gain approvals for its products in many international markets, thus providing its customers with the opportunity to reduce the time necessary to market their products internationally.
     o Complement Internal Growth with Strategic Alliances, Acquisitions and Investments. Dialogic believes that opportunities exist to extend and enhance its current lines of business and distribution capabilities through investments in or acquisitions of businesses in the computer telephony industry and related fields and through alliances with other entities. Management intends to analyze such opportunities that become available to the Company and to consider pursuing those opportunities that complement or supplement its business strategies.

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

     Products

          Dialogic operates and manages its business under one segment, "Computer Telephony." "Computer Telephony" is the term used to encompass a wide variety of technologies and applications that use the information processing capabilities of a computer (often a server) to add intelligence functions and to combine those functions with data processing. Management has reached the conclusion that the Company operates as one segment after considering a variety of factors including the nature of products sold, production process, customer base and distribution methods and determining that they are similar entity wide. The Company primarily derives its revenue from the sale of telephony boards that are offered as modular building blocks that enable its customers - primarily VARs, OEMs, system integrators, service providers and application developers - to design computer telephony systems that meet the application demands of their end-user customers. Individual products are described below.

o    Dialogic Media and Network Interface Products
     o IP Telephony Products - DM3[TM] IPLink[TM] Platform products are a set of medium- to high-port density boards which are designed to provide voice and fax capability over Internet Protocol (IP) networks. These products are used in IP telephony gateways, corporate WAN telephony traffic, and Web-enabled call centers. IPLink Platform products feature an on-board H.323 stack, multiple vocoding algorithm support, comprehensive H.323 client support, standard Internet protocol support, and advanced voice and call processing features.
     o High-Density Voice Products - These board products are designed for public network-based enhanced services, call centers, and other demanding high-volume voice applications in the enterprise. The QuadSpan[TM] Series, based on Dialogic's

          DM3 mediastream architecture, features four on-board T-1 or E-1 digital network interfaces for up to 120 voice ports available in a single PC slot. The SingleSpan[TM] and DualSpan[TM] Series provide different voice-port-per-slot densities for optimizing system configurations. Dialogic high-density voice products feature analog loop start or digital network interfaces and SCbus[TM]/CT Bus[TM] (ECTF H.100/H.110) connectivity. They are available in ISA, PCI, VME, and cPCI form factors.
          Dialogic voice products are based on Dialogic's SpringWare[TM] voice algorithms, which include PerfectVoice[TM] enhanced voice coding, PerfectDigit[TM] DTMF and MF signaling, Global Tone Detection[TM], Global Tone Generation[TM], PerfectCall[TM] call progress analysis, PerfectPitch[TM] speed control, PerfectLevel[TM] volume control, Global Dial Pulse Detection[TM], Positive Voice Detection[TM], and Positive Answering Machine Detection[TM].
     o High-Density Fax Products - Dialogic's DM3 Fax Series products are facsimile boards that provide 24 or 30 send and receive fax ports of processing power, various messaging alternatives, 14.4 Kb/s transmission and reception rates, and T.30 connectivity, based on DM3 architecture. Dialogic high-density fax products feature digital network interfaces, SCbus/CT Bus connectivity, and ISA, PCI, VME, and cPCI form factors.
     o Low-Density Voice Products - A series of Dialogic voice messaging products like the DIALOG/4[TM], ProLine/2V[TM], D/21H[TM], and D/41H[TM] provide boards with 2- or 4-ports of voice for less demanding applications. The D/42[TM] Series allows integration of voice messaging features with popular PBXs. Starter Kits are available for beginning CT developers. All low-density voice products use SpringWare voice processing features.
     o Low-Density Fax Products - Dialogic CP fax products, like the CPi/200[TM], CPD/220[TM] and CP4/LSI[TM], are boards which provide a wide range of densities, form factors and network interfaces.
     o Enhanced Speech Technology Products - Dialogic platform speech technology components support automatic speech recognition, text-to-speech, speech compression, and voice verification from third party providers. The Antares Open Platform is a general purpose signal processing platform which connects to other call processing platforms over a digital bus. Various third-parties have developed enhanced software for the Antares platform. Speech recognition capability, provided by companies such as Voice Control Systems, Lernout & Hauspie, PureSpeech, Telefonica, CSELT and France Telecom/CNET, enables call processing applications to interpret words spoken by a telephone caller. Enhanced capabilities include continuous speech recognition, alphabet recognition and speaker verification. Text-to-speech software has been developed for the Antares platform by Lernout & Hauspie, Centigram, Telefonica and CSELT. These products convert ASCII text to synthesized speech, enabling call processing applications to play back selected information files.
     o Professional Conferencing Products - Dialogic's DCB/SC[TM] Series boards provide capabilities for high-end professional conferencing requiring multiple conference support, large numbers of conferees (over 100), and sophisticated features like active talker status, on-board DTMF detection/clamping, coaching, and individual volume control. Less demanding business conferencing applications can use the MSI/SC[TM] Series for connecting analog devices to digital networks.
     o Network Interface Products - Dialogic has network interface products supporting a variety of protocols, including SS7, ATM, BRI ISDN, PRI ISDN, analog loop start, T-1/E-1 digital, and Internet protocol (IP). Some products are network interface-only boards that can be connected via the SCbus/CT Bus with compatible products. Others are integrated with Dialogic media firmware to create combination products (media with interface products) that have SCbus/CT Bus connectivity or are standalone (nonbus) products.

o    Dialogic Subsystem Products
     o VoiceBrick[TM] - An integrated voice mail platform for the small office, the VoiceBrick platform is an open, self-contained unit with 2- or 4-port voice, flash memory, a built-in real-time clock, and a watch dog timer for automatic recovery from application crashes.
     o DVM[TM] Series - Dialogic Voice Modules[TM] are integrated hardware platforms combining Dialogic SpringWare voice processing technology and a low-profile PC system, designed for volume OEM customers.
     o    Dialogic Software Products
          Historically, revenue from the sale of standalone software products has not been material to the overall revenue of the Company. Software products are described below.
     o CT Media for Windows NT - CT Media middleware handles the details of resource management and allows applications to interoperate and be independent of the underlying hardware. CT Media for Windows NT middleware provides a key component for building open communications servers. Based on the SCSA Software Model, CT Media middleware allows application developers to write software to standard APIs (like TAPI or ECTF S.100) that can run on a common server. CT Media middleware handles the details of resource management including managing system resources, grouping and providing resources to handle application tasks, and transferring calls and resources among multiple client applications, and allows applications to interoperate and to be independent of the underlying hardware. CT Media middleware provides an open client/server approach for computer telephony server design. With CT Media middleware, systems developers can run multiple vendors' applications such as telephony switching, call center automation, voice  mail,  and  fax  on  demand  on the  same  Windows  NT  server.
          Developers can also add new technologies to the server without changing existing applications.
     o CT-Connect Call Control Server Software - CT-Connect software connects telephone switches to a variety of data processing environments. CT-Connect client/server software technology supports industry-standard hardware, operating systems, network services, and call control programming interfaces such as TAPI, TSAPI, ActiveX, and DDE. The software runs under either Microsoft Windows NT or Sun Solaris operating system environments and supports comprehensive call control and monitoring through links to many popular telephone switches.
     o BoardWatch[TM] - This client/server SNMP software monitors and reports on the status of Dialogic devices installed in a CT system. With BoardWatch remote administration capabilities, technical support departments can directly view the board model, driver, and firmware versions, as well as other important configuration and performance information about the machines and boards, without assistance from the remote user. BoardWatch can help reduce the cost of owning and maintaining sophisticated systems.
     o Development Tools -PBXpert[TM] software helps developers integrate a legacy PBX with a voice processing system. DialView[TM] software enables an ISDN PRI link between two Dialogic systems so developers can test and develop ISDN applications without using an expensive protocol emulator. Dialogic works with many third parties to provide software toolkits which simplify application development. Toolkits are available in each of the supported operating systems.

Technologies Supported by Dialogic Products

          Dialogic's platforms support a variety of technologies, whose functionality in finished products is largely driven by application software and middleware supplied by the Company's customers and other third-parties. These technologies include:

               o Voice. Voice technology involves processing and manipulating audio signals in a computer telephony system. Voice technology functions include filtering, analyzing, recording, digitizing, compressing, storing, expanding and replaying such signals, as well as receiving, recognizing and generating specific telephone and network tones. In addition, this technology includes multiparty voice conferencing.
               o Network Interfaces. A call coming from the telephone network to a computer telephony system can be carried on a variety of lines, from analog loop start to digital, T-1 and E-1 and primary rate integrated services digital network (ISDN) lines. These calls can be routed to analog and digital basic rate interface (BRI) station devices for call center applications. Dialogic manufactures and sells platforms that are compatible with various popular network interfaces utilized throughout the world.
               o Facsimile. Fax technology transmits a copy of paper-based documents and images over telephone lines. In a PC-based system, fax technology can also transmit and receive computer-generated files. o Automatic Speech Recognition ("ASR"). ASR is an algorithm that recognizes human speech. Speaker-independent ASR can recognize a limited group of words and numbers from any caller. Speaker-dependent ASR can identify a large vocabulary of commands from a specific speaker.
               o Text-to-Speech ("TTS"). TTS is an algorithm that generates intelligible, synthetic speech from text stored in computer files, designed to provide access to information that would be too expensive or impractical to record using voice technology.
               o Switching. Switching involves routing, transferring and connecting voice signals between multiple chassis.

Research and Product Development

          The Company believes that the timely enhancement of its existing products and development of new products is critical to maintain its competitive position. The Company's ongoing product development goals include the enhancement (in terms of performance and cost efficiency) of current products, the adaptation of third-party technologies to Dialogic's products and the development of new product options and features. Dialogic's product development teams work closely with customers in an effort to define necessary improvements and enhancements and to analyze potential new products. Recent major research and development projects which have been announced include the development of the DM3 Mediastream Resource architecture, major initiatives in internet telephony and facsimile and the development of CT Media middleware. Dialogic also uses United States and offshore contract research and development.

          No assurance can be given that any of the Company's research and development projects will result in market accepted products or profitable ventures. Like any announcement in the computer telephony industry, each such initiative is subject to a variety of risks, including the length of time required for Dialogic to bring products to market, unanticipated technical problems, patent barriers, competitive responses, customer acceptance, development or manufacturing difficulties, the availability of regulatory approvals, and general market conditions. See "--Products" above.

          Dialogic's research and development staff included 517 persons as of December 31, 1998. For the years ended December 31, 1996, 1997 and 1998, research and development expenses amounted to $40.7 million, $51.5 million, and $ 65.4 million respectively, representing 19% of revenues in 1996, 19.7% of revenues in 1997 and 22.3 % of revenues in 1998.

International Business

          Dialogic's international market opportunities are defined in significant part by the nature of the telephone networks in particular countries (which affect the types of network interfaces that can be utilized) and a variety of regulatory issues. Regulatory issues affect Dialogic products in several ways. First, there are issues that relate to approvals for Dialogic products. These issues center around the homologation (or approval) process and service offering regulations that affect the ability of the Company's customers to sell their products in particular countries. In certain countries, approvals can be granted at the component level. Such approvals are not dependent upon the particular PC or application being utilized. Accordingly, once such approvals are obtained, specific products can be utilized by customers in the applicable country without further interaction with regulatory officials. Other countries require platform or system level approvals. As of December 31, 1998, Dialogic products had received approvals or are contained in systems approved in more than 60 countries throughout the world. The Company believes that its success in obtaining component, platform or system level approvals constitutes a significant competitive advantage, in that it permits Dialogic's products to be sold in the applicable countries while the products of competitors which have not successfully completed the approval process cannot be sold in those countries. A second set of issues indirectly affect Dialogic by affecting its customers' markets. For example, the regulatory environment for competitive carriers, private networking, international call back or voice over internet services will directly affect customers' ability to sell their products and therefore Dialogic product sales.

          In 1996, 1997 and 1998, international sales (excluding exports from North America) accounted for approximately 20%, 21% and 24%, respectively, of the Company's revenues. See Note 9 of the Notes to the Company's Consolidated Financial Statements incorporated by reference herein.

          The Company conducts its international operations primarily through foreign subsidiaries. Efforts are made to match product capabilities offered in particular countries with local product needs, networks and infrastructures. In addition to sales and sales support activities, Dialogic's foreign presence includes headquarters operations in Brussels, Singapore and Tokyo and research and development activities in the United Kingdom, Israel, and New Zealand.

          International sales are subject to inherent risks, including changes in regulatory and standards requirements, exchange rates, economic conditions, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, political instability, potentially adverse tax consequences and specialized inventory requirements applicable to particular foreign countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. As the Company expands its international operations, exposure to gains and losses on international currency transactions may increase. Dialogic does not currently engage in international currency hedging transactions. A substantial percentage (but not all) of the Company's international sales have been billed and collected in U.S. dollars.

Sales, Marketing, Customers and Customer Support

          Dialogic  markets  its  products  primarily  to  VARs,  OEMs,  systems integrators, service providers and applications developers. In the United States, Dialogic sells to these customers through its own sales force and distributors, as well as through telemarketing and advertising efforts. Internationally, the Company utilizes its own sales force and selected sales representatives and agents. As of December 31, 1998, the Company had 175 direct sales employees. Increased reliance has been placed on distributors, sales representatives and sales agents in recent periods. Such reliance may subject the Company to the uncertainties that affect the businesses of these independent third-parties.

          Dialogic's United States sales personnel are based in various field sales offices, including offices in Arizona, California, Georgia, Illinois, Massachusetts, New Jersey, Texas and Washington. These offices are staffed with individuals that have sales and/or customer support backgrounds. The Company's international sales offices include locations in Argentina, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, New Zealand, Singapore and the United Kingdom. These international offices also provide technical support to the Company's international customer base and, in certain instances, perform development activities.

          The Company's marketing activities include participation in industry trade shows and seminars, advertising in selected trade publications, public relations activities with the trade and business press, publication of technical articles and distribution of sales literature and product specifications. The Company's Internet website, http://www.dialogic.com, has become an increasingly important vehicle for Dialogic's marketing and customer support functions. As of December 31, 1998, the Company's marketing group consisted of 65 employees.

          The Company sold products to more than 2,800 customers during 1998. A total of 65 of these customers represented approximately 50% of Dialogic's revenues, and no customer accounted for 5% or more of revenues in 1998.

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

          The Company's technical developments are communicated to customers by its sales engineering group, its field applications engineering group, its technical support group, its design group and its website. The Company also furnishes its customers with documentation that provides performance and other data regarding complex systems configurations and alerts customers to the market opportunities available through utilization of Dialogic's products. The Company has begun sponsoring an annual Technology Summit for key customers and partners. The 1998 event, in Fort Lauderdale, Florida, was attended by over 500 people and was cosponsored by Alcatel, Compaq, Ericsson, IBM, Microsoft, SCO and Sun Microsystems. A similar event for customers in the Pacific Rim was held in Bali, and a series of smaller events were held throughout Europe.

Competition

          The computer telephony industry is highly competitive. Moreover, the Company believes that competition is likely to intensify in the future. Dialogic believes that its principal competitors are (i) companies that specialize in particular computer telephony functions, (ii) companies that provide a broad range of computer telephony products and (iii) companies, many of which have substantially greater resources than Dialogic, which have chosen to, or which may choose to, produce computer telephony components in-house. Within the second group, Dialogic's principal competitors include Brooktrout Technology, Inc. (which recently purchased Lucent's Computer Telephony Products Division, the former Rhetorex Corp.), Bicom, Inc., Aculab plc, Pika Corp. and Natural Microsystems, Inc. In the future, the Company may also face competition from new market entrants, including those with substantially greater resources and name recognition than Dialogic and industry companies in the third group which elect to supply not only their own needs but to enter the merchant market.

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

          While the Company believes that its commitment to open computer telephony architectures positions Dialogic as a "technology enabler" for the computer telephony industry, this commitment may reduce the technical constraints that otherwise would limit the entry of additional competitors to the market and may commoditize Dialogic's market. The Company also faces commoditization risks from software and subsystem vendors.

     Proprietary Rights

          The Company holds patents covering certain aspects of its technology and has applied for additional patent protection. While Dialogic believes that its technology provides it with certain competitive advantages, there can be no assurance that the Company's competitors will not be able to develop similar technology. Dialogic currently licenses certain technology from third parties and plans to continue to do so in the future as warranted by business conditions. This statement regarding future licensing arrangements constitutes a Forward-Looking Statement. See "--Risk Factors." There can be no assurance that in the future the Company will be able to obtain licenses of intellectual property rights owned by third parties or that such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from manufacturing and marketing products incorporating that technology. Factors which could affect the Company's ability to maintain such licensing arrangements in the future include the strength of third-parties' patent protections, the willingness of such third-parties to contract with Dialogic, the availability of competing products and technologies, the cost of creating alternative solutions and other competitors' responses.

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

     Manufacturing

          The Company utilizes contract manufacturing for substantially all of its manufacturing processes, thereby allowing Dialogic to focus resources on its product development and customer support efforts. During 1998, Dialogic moved an increasing percentage of its manufacturing to a turnkey contract manufacturer, Jabil Circuit, Inc. The Company also employs other suppliers. The activities of these suppliers are coordinated by Dialogic's manufacturing personnel. The Company's internal manufacturing-related operations consist primarily of production of prototypes, test engineering, materials purchasing and inspection, final product configuration and testing, quality control and service repair.

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

         Subsequent Events

          On March 2, 1999, the Company and Microsoft Corporation ("Microsoft") announced that they have entered into a strategic alliance relating to Dialogic's CT server initiative and Dialogic's CT Media for Windows NT middleware product.

          Under the terms of a license and development agreement, Microsoft will become a nonexclusive licensee of Dialogic's CT Media for Windows NT middleware product. Dialogic will enter into development activities for Microsoft to create specific applications in the telephony space which will be owned by Microsoft and to provide other support and development services. Under the license and development agreement, Microsoft's payments to Dialogic over the next four years are expected to be $20 million for the initial licenses for CT Media for Windows NT, the development services and certain support. Microsoft and Dialogic have agreed to work jointly to assure a single code base for CT Media in the future and Dialogic will continue to own CT Media. Microsoft's license to CT Media is subject to certain contractual limitations, and Dialogic will continue to own and remains free to license CT Media.

          In a separate transaction, also occurring March 2, 1999, Microsoft agreed, for an aggregate purchase price of $24.2 million, to acquire 860,681 newly issued shares of Dialogic common stock and a warrant entitling Microsoft to purchase 279,869 shares of Dialogic common stock. The warrant has a term of four years and is exercisable at a price of $35.19 per share. Both the issued shares and the shares resulting from the exercise of the warrant are subject to a lockup period beginning on the transaction date. During the first year of the lockup period, Microsoft may sell none of the shares, and may only sell 50% of the shares in the second year of the lockup period. Thereafter all shares may be freely sold. On March 2, 1999, Dialogic issued the shares and warrant to Microsoft.

Risk Factors

          This Annual Report contains, and Dialogic may make in the future, certain Forward-Looking Statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Risks and uncertainties applicable to Dialogic include the following:

          Risks Relating to Technological Developments. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Dialogic's future success will depend upon its ability to (i) enhance its current products, (ii) achieve the objectives of its DM3 Mediastream Resource Architecture, (iii) develop and introduce new products that keep pace with rapid technological developments and evolving industry and regulatory standards, (iv) respond to changes in customer requirements and (v) achieve market acceptance, including a perception that the open switch model and CT Media represent industry standard platforms to which developers should work. In particular, the Company believes it must continue to respond to customers' needs for broad functionality and multiple platform support. There can be no assurance that Dialogic will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the introduction of new products. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance. An additional technology risk may result from companies in adjacent fields integrating CT functionality into their products, making it more difficult for the Company to compete, or commoditizing its products. Among other risks are system companies taking increasing portions of manufacture of product in house or DSP or software manufacturers increasing the functionality of their products, thereby commoditizing Dialogic products or eliminating the needs for functionality. Moreover, while the dramatic growth of the Internet and Internet based technologies may provide new opportunities, they are disruptive technologies which may also negatively affect Dialogic customers and the market for Dialogic technologies.

          Year 2000. The Year 2000 issue is primarily the result of computer programs or databases using a two-digit format, as opposed to four digits, to represent a calendar year. Some computer systems will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation or accuracy of such systems. The Company has undertaken a company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies and in the products it offers for sale or license. The Company believes its internal systems, including both its financial operating (information technology) systems and non-information technology systems are Year 2000 compliant. The Company's financial operating systems have been upgraded to a Year 2000 compliant release within the context of its normal operating environment. Such upgrade was not accelerated in anticipation of Year 2000 issues. No material additional costs were incurred in upgrading the Company's internal systems. This phase of the Company's Year 2000 study is completed. The Company has been and anticipates continuing to work jointly with strategic vendors and business partners to identify any Year 2000 issues that may impact the Company. The Company anticipates that evaluation and corrective actions, if any, will be on going throughout 1999. To date the Company has not identified any such problems requiring corrective action that will result in a material adverse impact on the Company. However, there can be no assurance that the companies with which the Company does business will achieve Year 2000 compliance in a timely fashion, or that such failure to comply by another company will not have a material adverse effect on the Company. The Company believes the products it currently offers for sale or license are all Year 2000 compliant, and that the cost to remediate any previously sold product that is not Year 2000 compliant will be insignificant.

          The Company has and will incur internal staff costs related to this aspect of its initiative. The Company maintains a web site and has responded to many inquiries from customers regarding Year 2000 compliance of its products. These costs are not considered to have a material impact on the Company's operating results and have not been quantified.

          Based on the assessment effort to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition, results of operations, or cash flows. This represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's belief and expectations which, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers; (b) disruption of the distribution channel, including transportation vendors; (c) customer problems which could affect revenue demand; and (d) undiscovered issues related to Year 2000 compatibility which could have a material adverse impact. The Company's Year 2000 assessment is ongoing and the consideration of contingency plans will continue to be evaluated as new information becomes available. At this stage, however, the Company has not developed a comprehensive contingency plan to address situations that may result if any of the third parties upon which the Company is dependent is unable to achieve Year 2000 compliance. The need for such a contingency plan will be evaluated throughout 1999.

          Competition. The computer telephony industry is highly competitive. Moreover, the Company believes that competition is likely to intensify in the future. In addition, as the Company tries to expand its addressable markets, it directly faces new larger competitors such as telephony equipment manufacturers with far greater resources For information regarding such competition, see "-- Competition". No assurance can be given that the Company will be able to compete successfully in the future or that price competition will not affect the Company's consolidated results of operations and financial condition.

          Fluctuations in Quarterly Operating Results. The Company's total revenues may vary significantly from quarter to quarter due to a variety of factors, including the timing of customer orders, changes in Dialogic's products, geographic and customer mix, the introduction of new products by the Company or its competitors, pricing pressures, regulatory developments, unanticipated development and/or manufacturing difficulties or expenses, and worldwide or regional economic conditions. The Company typically operates with relatively little backlog and substantially all of its revenues in each quarter ordinarily result from orders received in that quarter. In addition, the Company often incurs significant development, sales and marketing expenses in anticipation of future revenues. A shortfall in revenues or earnings from the levels anticipated by analysts could have an adverse impact on the market price of Dialogic's Common Stock.

          Uncertainties Relating to Proprietary Matters. For information regarding risks relating to the availability of licenses to the Company and relating to potential intellectual property and related claims by third parties, see "-- Proprietary Rights."

          Dependence on Sales by Third Parties. The Company's revenues are dependent upon the ability of its OEM and VAR customers to develop and sell computer telephony systems that incorporate Dialogic's modular components. Factors, including worldwide economic conditions, patent positions, regulatory requirements and other marketing restrictions, that adversely affect the revenues of Dialogic's OEM and VAR customers can have an adverse impact upon the Company's financial results. No assurances can be given that Dialogic's OEM and

VAR customers will not experience financial or other difficulties that will materially and adversely affect their purchases from Dialogic and, in turn, the results of operations and financial condition of the Company.

          Risks Associated with International Operations. International operations are subject to certain risks, including changes in regulatory and standards requirements, exchange rates, worldwide and regional economic and political conditions, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences and specialized inventory requirements applicable to particular foreign countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. A substantial percentage (but not all) of the Company's international sales have been billed and collected in U.S. dollars. As the Company continues to expand its international operations, exposures to gains and losses on international currency transactions may increase. Dialogic does not currently engage in international currency hedging transactions. The Company is unable to predict with accuracy the impact on Dialogic of recent Asian economic problems.

          Dependence on Third-Party Suppliers. The Company contracts a large percentage of its manufacturing to a turnkey manufacturer, Jabil Circuit, Inc. Dialogic also employs other domestic manufacturing subcontractors in the manufacture of its remaining production. Certain key components incorporated in the Company's products (including the DSPs used throughout Dialogic's product lines) are supplied by only one source, and others are available from limited sources. The Company does not have a long-term agreement with any of these suppliers of services or components. The Company is currently negotiating a written agreement with Jabil Circuit, Inc. Although the Company has not experienced any material difficulties in obtaining supplies in the past, any reduction or interruption in supply from these third-party contractors could materially and adversely affect Dialogic's results of operations until alternative sources are established. Moreover, operating results could be materially and adversely affected by the receipt of defective components or products, an increase in prices from suppliers or the inability of Dialogic to obtain lower prices in response to competitive price reductions.

          Uncertainties Regarding Regulatory Matters. Applications that are enabled by Dialogic's products are affected by governmental policy in each country in which they may be deployed around the world. Modifications to public policy, including, but not limited to, regulation of use of the Internet and restrictions on alternative forms of call completion, may positively or adversely affect Dialogic's business. The Company seeks to obtain regulatory approvals for its products as a means of enabling its customers to bring their systems to market as rapidly as possible. Changes in regulations or in interpretations of regulations or delays in deregulation may substantially hamper end-users and Dialogic's customers and may cause such customers to delay or cancel orders.

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

          Risks Associated with Potential Acquisitions. The Company's business strategy contemplates that Dialogic will continue to seek to complement its internal growth with additional acquisitions of and investments in businesses in the computer telephony industry and related fields. Although management expects to carefully analyze any such opportunity before committing the Company's resources, there can be no assurance that such transactions will result in long-term benefits to Dialogic or that unanticipated liabilities may not arise with respect to acquired entities.

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

          Volatility of Stock Price. The market price of Dialogic's Common Stock has fluctuated significantly since its initial public offering in April 1994. Factors such as: announcements of technological innovations or new products by Dialogic, its competitors or other third parties; consolidations within the computer telephone industry; quarterly variations in the Company's consolidated results of operations, shortfalls in the Company's revenues, gross margins or earnings relative to analysts' expectations; regulatory conditions; worldwide economic conditions; capital market conditions; and general industry conditions may all affect the market price of the Common Stock and cause it to fluctuate significantly. In addition, in recent years, the stock market in general, as well as the market prices of the stocks of many high technology companies in particular, have experienced wide fluctuations which have not necessarily been related to the operating performance of individual companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant volatility.

Backlog

          Because the Company's products are typically shipped within one month of receipt of the order, the Company does not believe that its backlog as of any particular date is indicative of future sales levels.

Employees

          As of December 31, 1998, the Company had 1,247 full-time employees. The Company's continued success will depend in part upon its ability to attract and retain skilled employees. Dialogic has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.

Environmental Factors

          Federal, state and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions the Company does not foresee that they will have, a material adverse effect on capital expenditures, earnings, or the competitive position of the Company.

Item 2.  Properties

          The Company's corporate headquarters are located in Parsippany, New Jersey, in two leased facilities which cover approximately 262,000 square feet of space. There are two separate leases for the facilities. The primary lease covers 220,000 square feet and expires in 2005, with options to renew for two subsequent five-year terms. The first lease was amended to provide for the construction of a 67,000 square foot addition to the existing building. The construction of this addition is scheduled to be completed by December 1999. The second lease covers 19,000 square feet and expires in 2002, with options to renew for two subsequent three-year terms. The second lease was amended to cover an additional 23,000 square feet. The amendment covering this additional space expires in 2005 with an option to renew for one subsequent three-year term. The Company also leases all of its domestic and foreign offices. See Note 8 of the Notes to the Company's Consolidated Financial Statements incorporated by reference herein.


Item 3.  Legal Proceedings

          In June 1995, the Company entered into a settlement agreement that resulted in the dismissal of various legal proceedings involving, among others, the Company and Brooktrout Technology, Inc. ("Brooktrout"). In November 1995, Brooktrout filed a complaint in the United States District Court for the District of Massachusetts naming the Company, its GammaLink subsidiary (since merged into the Company) and its Chairman of the Board as defendants. The complaint sought to rescind the settlement agreement and obtain unspecified compensatory and punitive damages on the basis of allegations that the defendants fraudulently induced Brooktrout to enter into the settlement agreement. Dialogic denied the claims as baseless, moved to dismiss and filed a counterclaim. In December 1996, the District Court entered an order of summary judgment against Brooktrout dismissing its fraud claims. Subsequently Brooktrout amended its complaint to add a claim for breach of the implied duty of good faith and fair dealing. On February 9, 1999, the parties reached a settlement in this litigation in which Brooktrout dismissed all remaining claims against Dialogic and its chairman with prejudice, Brooktrout granted certain additional patent rights to Dialogic, and Dialogic dismissed its counterclaim against Brooktrout with prejudice. Neither Dialogic nor its chairman made any payment to Brooktrout in this matter.

          Separately, the Company's Spectron subsidiary had sued Brooktrout for patent infringement. This case was transferred to the District of Massachusetts. Dialogic believes it has retained the rights to maintain this lawsuit despite the February 1998 sale of the Spectron assets. Brooktrout has moved to dismiss this case claiming that Dialogic no longer has standing to enforce the patents. Trial in this case is now scheduled for June 1999.

          During the third quarter of 1996, a complaint was filed in New Jersey Superior Court against the Company and certain of its directors alleging that the defendants breached principles of common law fraud in connection with certain public statements made prior to the Company's July 8, 1996, press release announcing preliminary results for the quarter ended June 30, 1996. The complaint sought monetary damages on behalf of a purported class of purchasers of the Company's Common Stock. On February 18, 1998, on motion by the defendants, the complaint was dismissed by the court with prejudice. Time to appeal the dismissal has expired.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


Item 4A.  Executive Officers of the Registrant

          The Company's executive officers, their respective ages (as of January 31, 1999) and their positions with the Company are set forth below:


          Name                      Age            Title

      Nicholas Zwick                46       Chairman of the Board

      Howard G. Bubb                44       President and Chief Executive
                                             Officer; Director

      John G. Alfieri               39       President, the Americas

      Thomas G. Amato               53       Vice President, Chief Financial
                                             Officer and Treasurer

      Kenneth J. Burkhardt, Jr.     53       Executive Vice President, New
                                             Business Development; Director

      William Warner                54       Executive Vice President, Signal
                                             Computing Products

      Charles House                 58       Executive Vice President, Core-
                                             Systems Development

      Steve Krupinski               45       Vice President, Human Resources

      John E. Landau                45       Vice President, Product Marketing

      Gary Marks                    41       Vice President, Corporate Marketing

      Theodore M. Weitz             52       Vice President, General Counsel and
                                             Secretary

      Jean M. Beadle                48       Chief Accounting Officer and
                                             Controller

          Mr. Zwick, a co-founder of the Company, has been a Director of the Company since Dialogic's inception in 1983, its President and Chief Executive Officer from 1985 to May 1993 and its Chairman of the Board since March 1993.

          Mr. Bubb joined the Company as an Executive Vice President in July 1991. In August 1992, Mr. Bubb was promoted to Chief Operating Officer. In June 1993, he was promoted again to President and Chief Executive Officer. Prior to joining the Company, Mr. Bubb was a consultant from February 1991 to July 1991 and Senior Vice President and General Manager of Lexar Business Systems, a marketer of PBX products and an affiliate of Telenova, Inc., from December 1989 to January 1991. He served as Vice President of the telecommunications business of Memorex Telex, N.V. from January 1986 to December 1989. Mr. Bubb is currently on the Board of Directors of Pairgain Technologies, Inc.

          Mr. Alfieri was named President, The Americas in June 1998. He has been employed by the Company since 1988, first as the Eastern Regional Manager, then (in 1990) as Manager of North American Sales and (in 1993) as Vice President, Sales and Services, the Americas. Prior to joining Dialogic, Mr. Alfieri held various sales and marketing positions within IBM from 1983 to 1988.

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

          Mr. Warner was hired by Dialogic as Executive Vice President, Signal Computing Products, in September of 1998. Prior to joining Dialogic, he served as Senior Vice President, Product Management and Development, at Banyan Systems, Inc. from 1997 until 1998. From 1996 to 1997, Mr. Warner was Vice President and General Manager, Platform Software Business, at SystemSoft Corporation. From 1969 to 1996, Mr. Warner held various positions at IBM Corp., including Vice President, Systems Management.

          Mr. House was named Executive Vice President of Core Systems Development in February 1998. He has been employed by the Company since December of 1995 as Vice President and General Manager for Spectron Microsystems, Inc. Prior to joining Dialogic, he served as Senior Vice President and General Manager of Veritas Software from 1993 to 1995 and Senior Vice President for Product Management and Development at Informix Software from 1991 to 1993. From 1962 to 1991, Mr. House held various management positions at Hewlett-Packard including General Manager at both the Software Engineering Systems Division and Logic Systems Operation. Mr. House is currently on the Board of Directors of Applied Microsystems, Incorporated.

          Mr. Krupinski was named Vice President, Human Resources in January 1998. Prior to joining Dialogic, he served as Vice President, Human Resources for Dun & Bradstreet from 1992 to 1998. From 1988 to 1992, Mr. Krupinski was Assistant Vice President, Human Resources for Crum & Forster Personal Insurance Co. Between 1979 to 1988, Mr. Krupinski held various Human Resources management positions with Engelhard Corporation, AT&T Corp. and Allstate Insurance Company.

          Mr. Landau was named Vice President, Product Marketing in February 1999. He was previously Vice President, Strategic Marketing of the Company from 1997 until 1999, Vice President and General Manager, Dialogic Architecture Labs, from 1995 until 1997 and Vice President, Marketing of the Company from February 1993 until 1995. Mr. Landau was an area sales manager for Dialogic from May 1988 until February 1989. From February 1989 to 1990, he was the Director of Marketing at Benchmarq Microelectronics ( a semiconductor manufacturer) and from 1990 until he rejoined Dialogic in February 1993, Mr. Landau was Vice President, Marketing at Benchmarq Microelectronics. From November 1983 until May 1988, he held various marketing positions at Advanced Micro Devices (a semiconductor manufacturer) and from June 1978 until November 1983, he held various operations and product marketing responsibilities at Mostek Corporation (a semiconductor manufacturer).

          Mr. Marks joined Dialogic in August 1998 as Vice President, Corporate Marketing. Prior to joining Dialogic, he served as Executive Vice President of

Marketing for SyQuest Technologies, Inc. from 1996 to 1998. From 1994 to 1996, Mr. Marks was Vice President of Marketing for Conner Peripherals. From 1987 to 1994, Mr. Marks was Vice President of Marketing at Western Digital Corp.

          Mr. Weitz joined the Company in January 1997 as its General Counsel and was named a Vice President and Secretary in February 1997. Prior to joining the Company, he served in senior counsel positions for Lucent Technologies Inc. in 1996, for AT&T from 1993 to 1996, for UNIX System Laboratories and Novell, Inc. from 1991 to 1993 and for various AT&T affiliates from 1978 to 1991.

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

                                     PART II

Item 5.   Market for the  Registrant's  Common  Equity and  Related  Stockholder
          Matters

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1998, that is responsive to the information required with respect to this Item.

Item 6.   Selected Financial Data

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1998, that is responsive to the information required with respect to this Item.

Item 7. Management's Discussion and Analysis of Dialogic's Financial Condition and Results of Operations

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1998, that is responsive to the information required with respect to this Item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

          The Company was not a party to any agreements involving derivative financial instruments at December 31, 1998. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's investment portfolio of marketable debt securities is comprised primarily of fixed rate municipal bonds. The Company has classified all of these securities as available-for-sale, which reduces income statement exposure to interest rate risk. The Company mitigates risk in its investment portfolios by placing its investments with high-quality issuers it believes are credit worthy. The
Company's exposure to foreign currency exchange rate fluctuations has historically been modest. The majority of the Company's revenue and receivables are denominated in US dollars. Based on the foreign currency exposure of nonfunctional currency denominated receivables and payables at December 31, 1998, a 10% adverse change in currency rates would not materially affect the Company's financial position, results of operations, or cash flows. As the Company continues to expand its presence internationally, there can be no assurance that foreign currency exposures will remain insignificant.

Item 8.   Financial Statements and Supplementary Data

          The registrant incorporates by reference herein information set forth in its Annual Report to Shareholders for the year ended December 31, 1998, that is responsive to the information required with respect to this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                    PART III

Item 10.  Directors of the Registrant

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.  Executive Compensation

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.  Certain Relationships and Related Transactions

          The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) The following financial statements and related report are incorporated by reference into Item 8 of this Annual Report on Form 10-K (page references are to the Company's Annual Report to Shareholders for the year ended December 31, 1998):

                                                                           Page

      Independent Auditors' Report......................................... 10
      Consolidated Balance Sheets as of December 31, 1997 and
          1998..............................................................11
      Consolidated Statements of Income for the Years Ended
          December 31, 1996, 1997 and 1998..................................12
      Consolidated Statements of Comprehensive Income for the
          Years Ended December 31, 1996, 1997 and 1998                      12
      Consolidated Statements of Shareholders' Equity
          for the Years Ended December 31, 1996, 1997 and 1998..............13
      Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1997 and 1998..................................14
      Notes to Consolidated Financial Statements............................15

          (b) The following financial statement schedule is filed as part of this Annual Report:

          Schedule              Description                            Page

             I         Independent Auditors' Report                     S-1

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

                10.6    Employment  Agreement  between the Registrant and Howard
                        G. Bubb,  as amended is  incorporated  by  reference  to
                        Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                10.7 Registrant's loan agreements, as amended is incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

                10.8 Registrant's headquarters lease, dated August 31, 1993, as amended, is incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                10.9 Sixth Amendment to headquarters lease November 21, 1997 is incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                10.10 Seventh Amendment to headquarters lease dated as of September 30, 1998

                10.11 Lease dated as of September 30, 1998 for the annex to the headquarters

                10.12   Amended  and  Restated  1997  Incentive   Benefit  Plan,
                        amended and restated through February 22, 1999.

                10.13 Asset Purchase Agreement, by and among the Registrant, Texas Instruments Incorporated and Spectron Microsystems, Incorporated, dated as of January 22, 1998 is incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                10.14 Stock Purchase Agreement dated as of March 1, 1999 between the Registrant and Microsoft Corporation.

                11.1    Calculation of Income Per Share.

                13.1    Incorporated   portions   of  the   Annual   Report   to
                        Shareholders for the year ended December 31, 1998.

                21.1    Principal subsidiaries of the Registrant.

                23.1    Independent Auditors' Consent.

                24.1    Power of Attorney.

                27.1    Financial Data Schedule.


          (d) During the quarter ended December 31, 1998, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 1999.

                                  DIALOGIC CORPORATION
                                   By: /s/ Thomas G. Amato



                                   ___________________________
                                   Thomas G. Amato, Vice President,
                                   Chief Financial Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signatures                      Title                          Date

/s/Howard G. Bubb*             President,  Chief  Executive      March 26, 1999
   Howard G. Bubb              Officer and Director

/s/Nicholas Zwick*             Director                          March 26, 1999
   Nicholas Zwick

/s/Kenneth J. Burkhardt, Jr.*  Director                          March 26, 1999
   Kenneth J. Burkhardt, Jr.

/s/ Thomas G. Amato            Vice President,  Chief            March 26, 1999
    Thomas G. Amato            Financial Officer and
                               Treasurer

/s/ Jean M. Beadle             Chief Accounting Officer
    Jean M. Beadle             and Controller                    March 26, 1999

/s/Masao Konomi*               Director                          March 26, 1999
   Masao Konomi

/s/John N. Lemasters*          Director                          March 26, 1999
   John N. Lemasters

/s/Francis G. Rodgers*         Director                          March 26, 1999
   Francis G. Rodgers

/s/James J. Shinn*             Director                          March 26, 1999
   James J. Shinn


* By    /s/Theodore M. Weitz*
        ______________________
           Theodore M. Weitz Attorney in Fact

                                       S-1
INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Dialogic Corporation
Parsippany, New Jersey

We have audited the consolidated financial statements of Dialogic Corporation and Subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 27, 1999 (except for Note 10, as to which this date is March 2, 1999); such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Dialogic Corporation, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 2 , 1999

                                      S-2

                 SCHEDULE II - Valuation and Qualifying Accounts
                             (Dollars in thousands)



                   Column A                        Column B         Column C                            Column D          Column E
----------------------------------------------- --------------- ------------------ ---------------- ----------------- --------------
                                                  Balance at       Charged to        Charged to
                                                  beginning         costs and           other                            Balance at
                 Description                       of year          expenses          accounts         Deductions(1)     end of year

       Allowance for Doubtful Accounts

December 31, 1996                                       894            724                57               846                829
December 31, 1997                                       829          1,272               (27)              794              1,280
December 31, 1998                                     1,280          1,483                 1               893              1,871

(1)  Amounts represent write-offs of accounts receivable deemed uncollectible.


                                  EXHIBIT INDEX


 EXHIBIT                              DESCRIPTION

  10.10                       Seventh Amendment to  headquarters   lease  dated
                              September 30, 1998.

  10.11 Lease dated September 30, 1998 with respect to the annex to the headquarters

  10.13 Amended and Restated 1997 Incentive Benefit Plan amended and restated through February 22, 1999.

  10.14 Stock Purchase Agreement dated as of March 1, 1999 between the Registrant and Microsoft Corporation.

  11.1                        Calculation of Income Per Share

  13.1 Incorporated portions of the Annual Report to Shareholders for the Year ended December 31, 1998

  21.1                        Subsidiaries of the Registrant

  23.1                        Independent Auditors' Consent

  24.1                        Power of Attorney

  27.1                        Financial Data Schedule