Form 10-Q
period 1999-03-31
DIALOGIC CORP
filed 1999-05-13
CIK 899042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _________ to _________.

                        Commission file number: 33-59598

                              DIALOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

       New Jersey                                        22-2476114
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

    At March 31, 1999, there were 16,901,936 shares of Common Stock, no par value, stated value $0.01, outstanding.

                              DIALOGIC CORPORATION

                                      INDEX

                                                                     Page Number

Part I.  Financial Information

      Item 1. Financial Statements

              Consolidated Balance Sheets as of March 31, 1999
              (unaudited) and December 31, 1998                            3


              Consolidated Statements of Income for the Three Months       4
              Ended March 31, 1999 and 1998 (unaudited)

              Consolidated Statements of Cash Flows for the Three Months   5
              Ended March 31, 1999 and 1998 (unaudited)

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                      6-9


      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10-13

      Item 3. Quantitative and Qualitative Disclosure About Market Risk  14


Part II.          Other Information

      Item 1.     Legal Proceedings                                       15

      Item 6.     Exhibits and Reports on Form 8-K                        15

                  Signatures                                              16

                          PART I. Financial Information

Item 1. Financial Statements



                      DIALOGIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                                     March 31,         December 31,
                                                                                       1999                1998
                                                                                   --------------    -----------------
                                                                                    (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                                                     $ 75,556             $ 39,774
          Marketable securities                                                           44,374               44,594
          Accounts receivable (net of allowance for doubtful
               accounts of $2,049 and $1,871, respectively)                               52,454               55,094
          Inventory:
               Raw materials                                                               3,753                3,939
               Work in process                                                             6,382                5,073
               Finished goods                                                             13,163               12,835
                                                                                          ------               ------
                                                                                          23,298               21,847
          Deferred income taxes                                                            7,704                9,130
          Other current assets                                                             6,470                7,295
                                                                                         -------              -------
               Total current assets                                                      209,856              177,734

Property and equipment, net                                                               26,698               27,404
Other assets                                                                              13,626               11,845
                                                                                         -------              -------

TOTAL ASSETS                                                                          $  250,180           $  216,983
                                                                                         =======              =======

LIABILITIES
Current liabilities:
          Accounts payable                                                            $    7,876           $   13,746
          Accrued salaries and benefits                                                   10,603                8,683
          Accrued royalties                                                                1,849                1,289
          Accrued expenses                                                                 9,067                9,211
          Income taxes payable                                                             5,516                5,088
          Current maturities of long term liabilities                                        164                  158
                                                                                          ------               ------
               Total current liabilities                                                  35,075               38,175

Long term liabilities                                                                      7,394                2,475
Deferred income taxes                                                                        344                  732

SHAREHOLDERS' EQUITY
          Preferred stock, no par value, stated value $0.01-10,000,000 shares
          authorized:  None issued                                                             -                    -
          Common stock, no par value, stated value $0.01-60,000,000 shares authorized: 16,901,936 and 16,287,541 shares outstanding,
          respectively                                                                       230                  217
          Additional paid-in capital                                                      72,102               56,575
          Treasury stock, at cost 10,000 and 400,000 shares, respectively                  (307)             (11,799)
          Retained earnings                                                              135,651              130,631
          Unearned compensation - restricted stock                                       (1,744)                (702)
          Accumulated other comprehensive income                                           1,435                  679
                                                                                         -------              -------
               Total shareholders' equity                                                207,367              175,601
                                                                                         -------              -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $250,180             $216,983
                                                                                         =======              =======


            See Notes to Unaudited Consolidated Financial Statements.



                              DIALOGIC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                      Three Months Ended
                                                                                          March 31,

                                                                                          1999            1998
                                                                                          ----            ----
    Revenues                                                                          $ 72,348         $66,388
    Cost of goods sold                                                                  25,477          24,657
                                                                                        ------          ------
    Gross profit                                                                        46,871          41,731
    Research and development expense                                                    17,613          13,759
    Selling, general and administrative expenses                                        22,235          18,975
    Asset impairment                                                                         -           5,297
                                                                                        ------          ------
    Operating income                                                                     7,023           3,700
    Interest income, net                                                                   820             647
    Gain on sale of subsidiary                                                               -          23,384
                                                                                        ------          ------
    Income before provision for income taxes                                             7,843          27,731
    Provision for income taxes                                                           2,823          12,158
                                                                                         -----          ------
    Net income                                                                        $  5,020         $15,573
                                                                                       =======          ======
    Net income per share:
         Basic                                                                        $   0.31         $  0.97
         Diluted                                                                      $   0.30         $  0.93
    Weighted average number of common shares outstanding:
         Basic                                                                          16,252          16,061
         Diluted                                                                        16,899          16,825

            See Notes to Unaudited Consolidated Financial Statements.


                      DIALOGIC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                         Three Months Ended March 31,
                                                                                           1999                1998
Cash flows from operating activities:
Net Income                                                                              $  5,020            $15,573
Adjustments for non-cash items included in net income:
     Depreciation and amortization                                                         2,681              2,014
     Asset impairment                                                                          -              5,297
     Deferred income taxes                                                                   250             (1,738)
     Gain on sale of subsidiary                                                                -            (23,384)
     Other                                                                                   903                677
     Changes in operating assets and liabilities                                           2,765              4,034
                                                                                          ------             ------
          Net cash provided by operating activities                                       11,619              2,473
                                                                                          ------             ------

Investing Activities:
     Capital expenditures                                                                 (2,199)            (2,229)
     Purchase of available for sale securities                                            (2,100)            (3,446)
     Purchase of investments (cost method)                                                (1,500)                 -
     Proceeds from sales of available for sale securities                                  4,358              4,868
     Proceeds from sale of subsidiary, net of cash disposed                                    -             25,869
                                                                                          ------             ------

          Net cash flows provided by (used in) investing activities                      (1,441)             25,062
                                                                                          ------             ------

Financing Activities:
     Exercise of stock options                                                              918                 352
     Purchase of treasury stock                                                            (489)             (1,705)
     Issuance of common stock                                                            24,495                 479
     Other                                                                                  (33)               (185)
                                                                                         -------             -------
          Net cash provided by (used in) financing activities                             24,891             (1,059)
                                                                                         -------             -------
Effect of exchange rate on cash                                                              713                649
Increase in cash and cash equivalents                                                     35,782             27,125
Cash and cash equivalents, beginning of period                                            39,774             18,764
                                                                                         -------             ------
Cash and cash equivalents, end of period                                                $ 75,556           $ 45,889
                                                                                         =======             ======

Supplemental  disclosures of cash flow  information
     Cash paid during the period for:
     Interest                                                                           $     28           $     24
     Income taxes                                                                       $    747           $    192
Supplemental disclosures of non-cash investing and
     Financing activities

Tax benefit from exercise of stock options                                              $    950           $    576
Issuance of restricted common stock                                                     $  1,158           $      -


            See Notes to Unaudited Consolidated Financial Statements.

                      DIALOGIC CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     Unaudited Condensed Consolidated Financial Statements

       In the opinion of management, the unaudited condensed consolidated balance sheet at March 31, 1999, and the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 1999, and 1998 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods presented.

       In accordance with the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

       Certain prior year amounts have been reclassified to conform to the 1999 presentation.


2.     Accounting Pronouncements

       In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of position and measurement of these instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of the Company.

3.     Available for Sale Securities


       The following is a summary of the  available for sale  securities as of March 31, 1999 and December 31, 1998
       ($000's):

       March 31, 1999                                 Cost              Gross             Gross           Estimated
                                                                     Unrealized        Unrealized        Fair Value
                                                                        Gains            Losses
       ----------------------------------------- ---------------- ----------------------------------- --------------
       Municipal bonds                              $ 39,640          $   272         $    -            $   39,912
       Equity investments                              1,954            2,508                                4,462
       -------------------------------------------------------------------------------------------------------------

       Total marketable securities                  $ 41,594          $ 2,780         $    -            $   44,374
       -------------------------------------------------------------------------------------------------------------

       December 31, 1998                              Cost              Gross             Gross           Estimated
                                                                     Unrealized        Unrealized        Fair Value
                                                                        Gains            Losses

       -------------------------------------------------------------------------------------------------------------

       Municipal bonds                              $ 41,898          $   246         $    -            $   42,144
       Equity investments                              1,954              496                                2,450
       -------------------------------------------------------------------------------------------------------------

       Total marketable securities                  $ 43,852          $   742         $    -            $   44,594
       ------------------------------------------------------------------------------------------------------------

       The Company's equity investment is in shares of Voice Control Systems, Inc. (VCS) common stock. The fair value of the Company's investments in VCS have been determined by reference to the market prices for VCS stock as quoted on publicly traded exchanges on the respective valuation dates. At March 31, 1999 and December 31, 1998, the Company held 1,399,715 shares of VCS common stock.

       Unrealized gains/losses are reported net of tax in the shareholders' equity section (as a component of accumulated other comprehensive income) of the Company's balance sheet per SFAS No. 115.


4.       Comprehensive Income

       The following is a summary of Comprehensive Income as of March 31, 1999 and March 31, 1998. Comprehensive earnings include foreign currency translation adjustments and the unrealized gains and losses on marketable securities classified as available for sale.

                                                                                      Three Months Ended March 31,
                                                                                        (In millions of dollars)
                                                                                          1999              1998
                                                                                          ----              ----
       Net income                                                                      $ 5,020           $15,573
       Other comprehensive income, net of tax                                              756             3,837
                                                                                        ------            ------
            Total net comprehensive income                                             $ 5,776           $19,410
                                                                                        ======            ======


5.       Strategic Partnership

       On March 2, 1999, Dialogic and Microsoft Corporation announced that they have entered into a strategic alliance relating to Dialogic's CT server initiative and Dialogic's CT Media for Windows NT middleware product. Under the terms of a license and development agreement, Microsoft will become a nonexclusive licensee of Dialogic's CT Media for Windows NT middleware product. Dialogic will enter into development activities to create specific applications in the telephony space which will be owned by Microsoft and will provide other support and development services. Under the license and development agreement, Microsoft payments to Dialogic over the next four years are expected to be $20 million for the initial licenses for CT Media for Windows NT, the development services, and certain support. Microsoft's license to CT Media is subject to certain contractual limitations, and Dialogic will continue to own and remains free to license CT Media. In the first quarter, $5.0 million was received by the Company from Microsoft under this Agreement, all of which has been recorded as deferred revenue.

       In a separate transaction, also occurring March 2, 1999, Microsoft agreed, for an aggregate purchase price of $24.2 million, to acquire 860,681 newly issued shares of Dialogic common stock and a warrant entitling Microsoft to purchase 279,869 shares of Dialogic common stock. The warrant has a term of four years and is exercisable at a price of $35.19 per share. Both the issued shares and the shares resulting from the exercise of the warrant are subject to a lockup period beginning on the transaction date. During the first year of the lockup period, Microsoft may sell none of the shares, and may only sell 50% of the shares in the second year of the lockup period. Thereafter, all shares may be freely sold. On March 2, 1999, Dialogic issued the shares and warrant to Microsoft.


6.       Divestment

       On February 17, 1998, the Company completed the sale of the principal assets of Spectron Microsystems Inc., a wholly owned subsidiary, to Texas Instruments for $26.0 million, resulting in a pre-tax gain of $23.4 million. The disposition of these assets will not have a significant effect on the revenues or earnings of the Company in future periods.


7.       Asset Impairment

       During the first quarter of 1998, the Company undertook a strategic review of its business and product offerings. At the conclusion of this review, the Company determined it would discontinue its Dianatel product line. Activities to sell and upgrade Dianatel products were ceased and employees working on Dianatel related products were diverted to other activities. As the result of this decision, management has concluded that the carrying value of the goodwill that arose on the purchase of Dianatel Corporation was no longer justifiable, and the Company recorded a non-cash impairment charge of $3.5 million related to the write-down of goodwill. The discontinuance of this product line will not have a significant effect on the revenues or earnings of the Company in future periods.

       During the first quarter of 1998, the Company upgraded certain internal information technology systems. Accordingly, the Company took a $1.8 million charge ($1.3 million after-tax) to reduce the carrying value of the internal information technology assets that will no longer be utilized and therefore provide no future benefit to the Company.


8.       Segment Information

       The Company operates and manages its business under one segment, "Computer Telephony" (See note 9 in the Company's 1998 Annual Report). There have been no material changes in the basis in which the Company operates since December 1998.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.       General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include product demand and market acceptance risks, the effect of worldwide economic conditions, the impact of competitive products and pricing, the Company's ability to enter new markets, the adoption of new standards and the Company's ability to meet those standards, product development, effects of competitive forces and pace of deregulation in the telecommunications industry, the status of intellectual property rights, commercialization and technological difficulties, capacity and supply constraints or difficulties, the impact of acquisitions or mergers on customers, competitors, or suppliers, consolidation of capital resources, general business conditions, the effect of the Company's accounting policies, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Such factors may also cause substantial volatility in the market price of the Company's common stock.

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

Results of Operations

Revenue reported in the United States represented $51.3 million for the three months ended March 31, 1999, as compared to $50.6 million for the comparable prior year period. Revenue reported in the United States includes export sales primarily to Canada, Latin America, Korea, China, Southeast Asia, Middle East, Australia and New Zealand. Modest revenue growth from the United States was impacted by general market weakness and economic weakness in Brazil. Revenues generated from Japan and Belgium (including all of Western Europe) increased 33.5% to $21.1 million from $15.7 million for the three months ended March 31, 1999 and 1998. The increase in international revenue was primarily due to a 38.1% growth to $17.8 million in revenue from Belgium.

Gross margins increased to 64.8% for the three months ended March 31, 1999, compared to 62.9% for the three months ended March 31, 1998. The increase in margins reflects the continued effects of Dialogic's cost reductions and favorable product mix.

Research and development expenses as a percentage of revenues represented 24.3% for the quarter ended March 31, 1999, as compared to 20.7% for the three months ended March 31, 1998. The Company continues to invest engineering resources in the development of the Dialogic DM3 Mediastream Resource Architecture ("DM3") as well as development of IP telephony and open switch hardware and software products. The Company believes that investment in research and development is critical to future growth and anticipates investing at current levels throughout the remainder of 1999 in an effort to enable the Company to maintain its technological leadership in the marketplace. This estimate regarding future research and development as a percentage of revenue represents a Forward-Looking Statement; actual results could differ materially from the Company's expectations as a result of a variety of factors including variations in revenue, product market and competitive conditions, the availability of required resources and the Company's technological needs.

Selling, general and administrative expenses increased to $22.2 million for the three months ended March 31, 1999, as compared to $19.0 million in the comparable prior year period. As a percentage of total revenues, selling, general and administrative expenses increased to 30.7% in the first quarter compared to 28.6% for the comparable prior year period. The increase in expenditures is primarily attributable to costs associated with increased international revenues and marketing initiatives.

Asset impairment charges for the three months ended March 31, 1998, included the write-down of goodwill associated with the 1996 acquisition of Dianatel Corporation of $3.5 million and a $1.8 million pre-tax charge primarily associated with the write-down of certain information technology assets. (See
Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Net interest income for the quarter increased $173,000 over the comparable period ended March 31, 1998. The increase primarily reflects the growth in the Company's short-term bank deposits due in part to the proceeds from the sale of 860,681 shares of common stock to Microsoft Corporation.

The Company's effective income tax rate for the quarter ended March 31, 1999, is 36.0% as compared to 43.8% for the period ended March 31, 1998. The higher rate for the three months ended March 31, 1998, is primarily attributable to the write-down of the non-tax deductible goodwill of Dianatel Corporation in the amount of $3.5 million, as well as the higher effective tax rate on the gain on the Spectron sale, in 1998.

Net income for the quarter ended March 31, 1999, was $5.0 million or $.30 per share on a diluted basis, compared to $15.6 million or $0.93 per share on a diluted basis, for the comparable period ended March 31, 1998. Results for the equivalent prior year period include an after-tax gain of $14.0 million or $0.83 per share from the asset sale of a subsidiary and charges related to asset impairment of $4.8 million after-tax or $0.29 per diluted share for the write-down of certain assets.

Management believes that this additional information regarding earnings is useful and meaningful to an understanding of the operating performance of the Company. However, this measurement of earnings should not be considered by the reader as an alternative to net income as an indicator of the Company's operations or performance, or to cash flows as an indicator of liquidity. Weighted average diluted shares outstanding represented 16,899,000 and 16,825,000 for the three months ended March 31, 1999, and 1998, respectively.

C.  Financial Condition

As of March 31, 1999, the Company had working capital of $175 million and a current ratio (i.e., the ratio of current assets to current liabilities) of 6.0 to 1, compared with working capital of $140 million and a current ratio of 4.7 to 1 at December 31, 1998. The Company's consolidated cash, cash equivalents and marketable securities increased by $35.6 million during the three months ended March 31, 1999. Cash provided from operations was $11.6 million, while $1.4 million was used in investing activities and $24.9 million provided by financing activities.

The Company's investing activities for the three months ended March 31, 1999, included expenditures of $2.4 million for the property and equipment and $1.5 million for investments in companies Dialogic believes to be strategic partners.

Net cash provided by financing activities was $24.9 million. The Company received $24.2 million on March 2, 1999, from the sale of 860,681 shares of common stock to Microsoft Corporation. Cash expended for the repurchase of treasury stock of $489,000 was offset by the proceeds from the exercise of stock options of approximately $918,000. Dialogic believes that the combination of its current liquidity, cash generated from operations and the credit available under its existing bank line of $30 million, will be sufficient to meet its liquidity and capital requirements for at least the next twelve months. This statement constitutes a Forward-Looking Statement. The actual sufficiency of such capital resources could differ materially from the Company's expectations, depending among other things upon the extent to which unanticipated capital requirements may arise and the extent to which unanticipated events may have a materially adverse effect on the Company's profitability.

D.  Year 2000

The Year 2000 issue is primarily the result of computer programs or databases using a two-digit format, as opposed to four digits, to represent a calendar year. Some computer systems will be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation or accuracy of such systems. The Company has undertaken a company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies and in the products it offers for sale or license. The Company believes its internal systems, including both its financial operating (information technology) systems and non-information technology systems are Year 2000 compliant. The Company's financial operating systems have been upgraded to a Year 2000 compliant release within the context of its normal operating environment. Such upgrade was not accelerated in anticipation of Year 2000 issues. No material additional costs were incurred in upgrading the Company's internal systems. This phase of the Company's Year 2000 study is completed. The Company has been and anticipates continuing to work jointly with strategic vendors and business partners to identify any Year 2000 issues that may impact the Company. The Company anticipates that evaluation and corrective actions, if any, will be ongoing throughout 1999. To date, the Company has not identified any such problems requiring corrective action that will result in a material adverse impact on the Company. However, there can be no assurance that the companies with which the Company does business will achieve Year 2000 compliance in a timely fashion, or that such failure to comply by another company will not have a material adverse effect on the Company. The Company believes the products it currently offers for sale or license are all Year 2000 compliant, and that the cost to remediate any previously sold product that is not Year 2000 compliant will not be material.

The Company has and will incur internal staff costs related to the above initiative. The Company maintains a web site and has responded to many inquiries from customers regarding Year 2000 compliance of its products. These costs are not considered to have a material impact on the Company's operating results and have not been quantified.

Based on the assessment effort to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition, results of operations, or cash flows. This represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's belief and expectations, which are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers; (b) disruption of the distribution channel, including transportation vendors; (c) customer problems which could affect revenue demand; (d) undiscovered issues related to Year 2000 compatibility which could have a material adverse impact. The Company's Year 2000 assessment is ongoing and the consideration of contingency plans will continue to be evaluated as new information becomes available. At this stage, however, the Company has not developed a comprehensive contingency plan to address situations that may result if any of the third parties upon which the Company is dependent is unable to achieve Year 2000 compliance. The need for such a contingency plan will be evaluated throughout 1999.

E.       New Accounting Pronouncements

In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of these instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of the Company.

Item 3.

           QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company was not a party to any agreements involving derivative financial instruments at March 31, 1999. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's investment portfolio of marketable debt securities is comprised primarily of fixed rate municipal bonds. The Company has classified all of these securities as available-for-sale, which reduces income statement exposure to interest rate risk. The Company mitigates risk in its investment portfolios by placing its investments with high-quality issuers it believes are credit worthy. The Company's exposure to foreign currency exchange rate fluctuations has historically been modest. The majority of the Company's revenue and receivables are denominated in US dollars. Based on the foreign currency exposure of nonfunctional currency denominated receivables and payables at March 31, 1999, a 10% adverse change in currency rates would not materially affect the Company's financial position, results of operations, or cash flows. As the Company continues to expand its presence internationally, there can be no assurance that foreign currency exposures will remain insignificant.

                           PART II. Other Information

       Item 1.    Legal Proceedings

                  For other information regarding certain pending legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As previously disclosed, the Company and Brooktrout Technology, Inc. reached a settlement in their litigation in which all parties dismissed their claims with prejudice, and Dialogic received a "pass through" license to certain Brooktrout patents. Separately, the Company's Spectron subsidiary had sued Brooktrout for patent infringement. This case was transferred to the District of Massachusetts. Dialogic believes it has retained the rights to maintain this lawsuit despite the February 1998 sale of the Spectron assets. Brooktrout has moved to dismiss this case, claiming that Dialogic no longer has standing to enforce the patents. Trial in this case is now scheduled for the late summer of 1999.


         Item 5.  Other Matters

                  (a) A Registration Statement on Form S-3 was filed on April 30, 1999. The registration statement covers the resale of 720,550 shares of the Company's common stock issued to Microsoft Corporation pursuant to the Company's March 2, 1999 sale of 860,681 newly issued shares of Dialogic common stock and a warrant entitling Microsoft to purchase 279,869 shares of Dialogic common stock.


         Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                        27.1 - Financial Data Schedule

                  (b) A Current Report on Form 8-K was filed on March 22, 1999, disclosing (under Item 5) the Company's strategic alliance with Microsoft relating to Dialogic's CT Media for Windows NT middleware product.

                  (c) A Current Report on Form 8-K was filed on April 20 1999, disclosing (under Items 5 and 7) the Company's press releases dated April 12, 1999 and April 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DIALOGIC CORPORATION

                                                   By: /s/Thomas G. Amato
                                                       _________________________
                                                       Thomas G. Amato
                                                       Vice President,
                                                       Chief Financial Officer

                                                   By: /s/Jean M. Beadle
                                                       _________________________
                                                       Jean M. Beadle
                                                       Chief Accounting Officer,
                                                       Controller

Dated: May 13, 1999

                                  EXHIBIT INDEX

Exhibit No.                Exhibit                               Page


27.1             Financial Data Schedule                          E-1